Form 10-Q
period 2015-06-30
Balance Labs, Inc.
filed 2015-08-13
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1111 Lincoln Road, 4th Floor Miami Beach, Florida (Address of principal executive offices)	47-1146785 (I.R.S. Employer Identification No.) 33139 (Zip Code)
Registrant’s telephone number, including area code 305-907-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Explanatory Note

As of June 15, 2015, Balance Labs, Inc. is subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Balance Labs, Inc. has filed all Exchange Act reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2015, the registrant had 20,400,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

BALANCE LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

BALANCE LABS, INC.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash	$1,389	$66,158
Prepaid expenses	3,151	—
Total Current Assets	4,540	66,158
Investment - related party	500	500
Total Assets	$5,040	$66,658
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$10,946	$2,000
Accounts payable - related party	135,000	70,000
Accrued interest - related party	40	—
Short term advances - related parties	13,000	1,105
Total Liabilities	158,986	73,105
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; Authorized, 50,000,000 shares; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; Authorized, 500,000,000 shares; 20,400,000 and 20,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,040	2,000
Accumulated deficit	(155,986)	(8,447)
Total Stockholders’ Deficit	(153,946)	(6,447)
Total Liabilities and Stockholders’ Deficit	$5,040	$66,658

See the accompanying notes to these unaudited condensed financial statements

BALANCE LABS, INC.

Unaudited Condensed Statements of Operations

			For The
	For The	For The	Period from
	Three Months	Six Months	June 5, 2014
	Ended	Ended	(Inception) to
	June 30, 2015	June 30, 2015	June 30, 2014

Revenues - related party	$19,500	$39,000	$—

Cost of revenues - related party	30,000	60,000	—

Gross Profit	(10,500)	(21,000)	—

Operating Expenses
General and administrative expenses	40,136	96,499	505
General and administrative expenses - related party	15,000	30,000	5,000

Total Operating Expenses	55,136	126,499	5,505

Loss From Operations	(65,636)	(147,499)	(5,505)

Other Expense
Interest expense	(40)	(40)	—

Total Other Expense	(40)	(40)	—

Net Loss	$(65,676)	$(147,539)	$(5,505)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	20,400,000	20,366,850	20,000,000

See the accompanying notes to these unaudited condensed financial statements

2

BALANCE LABS, INC.

Unaudited Condensed Statement of Changes in Stockholders’ Deficit
For The Six Months Ended June 30, 2015

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance - December 31, 2014	20,000,000	$2,000	$(8,447)	$(6,447)

Stock-based compensation	400,000	40	—	40

Net loss	—	—	(147,539)	(147,539)

Balance - June 30, 2015	20,400,000	$2,040	$(155,986)	$(153,946)

See the accompanying notes to these unaudited condensed financial statements

BALANCE LABS, INC.

Unaudited Condensed Statements of Cash Flows

		For The
	For The	Period from
	Six Months	June 5, 2014
	Ended	(Inception) to
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities
Net loss	$(147,539)	$(5,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	40	—
Changes in operating assets and liabilities:
Prepaid expenses	(3,151)	—
Accounts payable and accrued expenses	8,946	505
Accounts payable - related party	65,000	5,000
Accrued interest - related party	40	—

Total Adjustments	70,875	5,505

Net Cash Used In Operating Activities	(76,664)	—

Cash Flows From Financing Activities
Proceeds from short term advances - related party	13,000	—
Repayments of short term advances - related parties	(1,105)	—

Net Cash Provided By Financing Activities	11,895	—

Net Decrease In Cash	(64,769)	—

Cash - Beginning of Period	66,158	—

Cash - Ending of Period	$1,389	$—

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See the accompanying notes to these unaudited condensed financial statements

BALANCE LABS, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization, Operations and Basis of Presentation

Organization and Operations

Balance Labs, Inc. (“Balance Labs” or the “Company”) was incorporated on June 5, 2014 under the laws of the State of Delaware. Balance Labs is a consulting firm that provides business development and consulting services to start up and development stage businesses. The Company offers services to help businesses in various industries improve and fine tune their business models, sales and marketing plans and internal operations as well as make introductions to professional services such as business plan writing, accounting firms and legal service providers.

The Company leverages its knowledge in developing businesses with entrepreneurs and start up companies’ management whereby it creates a customized plan for them to overcome obstacles so that they can focus on marketing their product(s) and/or service(s) to their potential customers.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial position of Balance Labs as of June 30, 2015 and the unaudited condensed results of its operations and cash flows for the six months ended June 30, 2015. The unaudited condensed results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the period from June 5, 2014 (inception) to December 31, 2014 which were filed with the Securities and Exchange Commission (“SEC”) on Amendment No. 3 to Form S-1 on June 5, 2015.

Note 2 – Going Concern and Management’s Plans

As of June 30, 2015, the Company had a working capital deficiency and stockholders’ deficit of $154,446 and $153,946, respectively. For the period from June 5, 2014 (inception) to June 30, 2014 and for the six months ended June 30, 2015, the Company reported a net loss of $5,505 and $147,539, respectively. As of June 30, 2015, with regards to the Company’s professional service agreement that provided 100% of the Company’s revenues since inception, the Company and its client have fully satisfied their professional service and payment obligations under the agreement, respectively. The Company is actively pursuing new client relationships. The Company has not yet achieved profitability and the Company will need to add clients and generate additional revenues to achieve profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may require additional capital to implement its business plan and support its operations. Currently, the Company has no established bank-financing arrangements. Therefore, depending on the revenue growth rate, the Company may need to seek additional financing through a future private offering of its equity or debt securities, or through strategic partnerships and other arrangements with corporate partners. The Company believes it will be successful in these efforts; however, there can be no assurance the Company will meet its internal revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The Company presently has enough cash on hand to sustain its operations on a month-to-month basis. The Company anticipates the receipt of funding within such period, but there can be no assurance that it will occur. If the Company is unable to meet its internal revenue forecasts or obtain additional financing on a timely basis, the Company may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

BALANCE LABS, INC.

Notes to Unaudited Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals, stock-based compensation and income taxes. Actual results could materially differ from those estimates.

Concentrations and Credit Risk

One related party provided 100% of revenues during the three and six months ended June 30, 2015. See Note 5 – Related Party Transactions for additional details.

Revenue Recognition

The Company recognizes revenue related to its professional services to its customers when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Investment – Related Party

Investment – related party is recorded at cost.

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. There were no dilutive securities outstanding during the three and six months ended June 30, 2015 and for the period from June 5, 2014 (inception) to June 30, 2014.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Awards granted to directors are treated on the same basis as awards granted to employees.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Note 4 – Stockholders’ Equity

Stock-Based Compensation

On January 15, 2015, the Company’s Board of Directors approved the issuance of 250,000 and 150,000 immediately-vested shares of the Company’s common stock to the Company’s newly-hired President and Chief Executive Officer, plus the Secretary, respectively. The common stock had de minimus issuance date fair value which was recognized immediately.

BALANCE LABS, INC.

Notes to Unaudited Condensed Financial Statements

Note 5 – Related Party Transactions

On August 22, 2014, the Company entered into a one-year agreement to provide business development and corporate planning services to Bang Holdings Corporation (“Bang Holdings”), in which the Company’s Chairman of the Board has an indirect 19% interest. Bang Holdings shall pay the Company $150,000 over the term of the agreement. During the three and six months ended June 30, 2015, the Company recognized $19,500 and $39,000, respectively, of revenues related to the agreement. The Company did not recognize any revenues during the period from June 4, 2014 (inception) to June 30, 2014. Pursuant to the agreement, the Company received 500,000 shares of common stock of Bang Holdings as consideration for a $500 investment in cash recorded at cost. As of June 30, 2015, the Company and Bang Holdings have fully satisfied their professional service and payment obligations under the agreement, respectively. This agreement is due to expire on August 22, 2015.

During the three and six months ended June 30, 2015, $10,000 per month of cost of revenues ($30,000 and $60,000 during the three and six months ended June 30, 2015, respectively) was attributable to compensation earned by the Company’s Chairman of the Board in connection with services performed related to the above business development agreement. As of June 30, 2015 and December 31, 2014, $130,000 and $70,000, respectively, of compensation was unpaid and was included in accounts payable – related party on the condensed balance sheets.

During the three and six months ended June 30, 2015, the Company paid $5,000 per month ($15,000 and $30,000 during the three and six months ended June 30, 2015, respectively) to Balance Holdings LLC, an entity controlled by the Company’s Chairman of the Board, for rent and office services, which was included in general and administrative expenses – related party in the condensed statement of operations. As of June 30, 2015, $5,000 was unpaid and was included in accounts payable – related party on the condensed balance sheets.

During the six months ended June 30, 2015, the Company repaid $1,105 of short-term advances to entities controlled by the Company’s Chairman of the Board ($600 to The Farkas Group, Inc. and $550 to Balance Holdings LLC) to fund the Company’s early formation expenses. During the six months ended June 30, 2015, the Company’s Chairman of the Board provided the Company unsecured short-term advances aggregating $13,000. The advances earn interest at a rate of 8% per annum and are payable on demand. As of June 30, 2015 and December 31, 2014, there was $13,000 and $1,105 of short term advances outstanding.

Note 6 - Subsequent Events

Short-Term Advances – Related Party

Subsequent to June 30, 2015, the Company’s Chairman of the Board provided the Company unsecured short-term advances aggregating $17,900. The advances earn interest at a rate of 8% per annum and are payable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed results of operations and financial condition of Balance Labs, Inc. (“Balance Labs” or the “Company”) as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and for the period from June 4, 2014 (inception) to June 30, 2014 should be read in conjunction with our condensed financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in Item 1A (“Risk Factors”) of our registration statement on Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2015 and declared effective by the SEC on June 15, 2015. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We were incorporated on June 5, 2014 under the laws of the State of Delaware. We are a consulting firm that provides business development and consulting services to startup and development-stage businesses. Our company provides businesses in various industries with customized consulting services to meet their business needs and help them improve their business models, sales and marketing plans and internal operations, as well as introduce the businesses to experienced professional contacts that would be vital to the success of these businesses.

Our business focuses on providing advice to entrepreneurs and assisting business owners so that their ideas can be fully developed and implemented. Due to limited resources, lack of experienced management and competing priorities, startup and developmental stage companies are not operating as efficiently as they can be, and therefore would benefit from an outside party that could assist in developing and executing certain strategies. We utilize our knowledge in developing businesses, share practical experiences with our clients and introduce the business owners to experienced professionals who could help these inexperienced entrepreneurs further implement their ideas. Startups and development stage businesses across all industries commonly experience certain “growing pains”.

Plan of Operations

Our plan is to prepare our clients for the many inevitable challenges they will encounter and to develop a customized plan for them to overcome these obstacles, so that they can focus on marketing their product(s) and/or service(s) to their potential customers.

Although we’ve only worked with one client since inception, our goal is to add and service a minimum of two to three new clients between now and the end of 2015. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for our year one on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

We believe that we can support our year one clients with our existing full-time staff, supplemented with part-time sub-contracted professionals and service providers, as necessary. Importantly, between now and the end of 2015, we intend to formalize our relationships with these sub-contractors so that we can offer our clients turn-key business development products and services.

Our primary requirement for funding is for working capital in order to accommodate temporary imbalances between cash receipts and cash expenditures (see “Liquidity and Capital Resources”).

Results of Operations

Period from June 5, 2014 (Inception) to June 30, 2014

Overview

We reported a net loss of $5,505 for the period from June 5, 2014 (inception) to June 30, 2014, which resulted from operating expenses of $5,505.

General and administrative expenses

General and administrative expenses were $5,505 during the period from June 5, 2014 (inception) to June 30, 2014, which were primarily comprised of rent and office services expense paid to an entity controlled by our Chairman of the Board.

Three and Six Months Ended June 30, 2015

Overview

We reported a net loss of $65,676 and $147,539 for the three and six months ended June 30, 2015 respectively, which resulted primarily from a gross loss of $10,500 and $21,000 further reduced by operating expenses of $55,136 and $126,499 respectively.

Revenues

Our revenues for the three and six months ended June 30, 2015 were $19,500 and $39,000 respectively, which resulted from our professional service agreement with an entity in which our Chairman of the Board has an indirect 19% interest.

Cost of revenues

The direct cost of revenues for the three and six months ended June 30, 2015 was $30,000 and $60,000 respectively, which were primarily attributable to compensation earned by our Chairman of the Board in connection with services performed related to our client.

General and administrative expenses

General and administrative expenses were $55,136 and $126,499 respectively for the three and six months ended June 30, 2015, which were primarily comprised of approximately $9,000 of professional fees associated with the filing of our registration statement, approximately $21,000 of payroll expenses and approximately $15,000 of rent and office services expense related to an entity controlled by our Chairman of the Board for the three months ended June 30, 2015 and approximately $31,000 of professional fees associated with the filing of our registration statement, approximately $44,000 of payroll expenses and approximately $30,000 of rent and office services expense related to an entity controlled by our Chairman of the Board for the six months ended June 30, 2015.

Interest expense

Interest expense for the three and six months ended June 30, 2015 was $40 which was attributable to the short term advances provided by our Chairman of the Board.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)

Cash	$1,389	$66,158
Working capital deficiency	$(154,446)	$(6,947)

Availability of Additional Funds

Except for the monthly consulting fee to our Chairman of the Board and the month-to-month lease of our office space, as described elsewhere in this Quarterly Report, we currently do not have any material commitments for capital expenditures. In addition, as of June 30, 2015, with regards to our professional service agreement that provided 100% of our revenues since inception, we and our client have fully satisfied our professional service and payment obligations under the agreement, respectively. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need to raise additional capital in order to have sufficient working capital in reserve. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients. If there are significant delays in bringing in new clients before we raise additional capital, it may be necessary to delay our vendor payments to related parties. If we’re not successful in obtaining new clients, we may exhaust our capital reserves and need to suspend our operations until we obtain sufficient funding.

Currently, we have no established bank-financing arrangements. Therefore, depending on the revenue growth rate, we may need to seek additional financing through a future private offering of our equity or debt securities, or through strategic partnerships and other arrangements with corporate partners. We believe we will be successful in these efforts; however, there can be no assurance we will meet our internal revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern, as was noted by our independent auditors in their audit opinion associated with our December 31, 2014 financial statements. If we are unable to meet our internal revenue forecasts or obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

Our condensed financial statements included elsewhere in this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

During the six months ended June 30, 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2015 in the amount of $76,664. The net cash used in operating activities was primarily due to cash used to fund a net loss of $147,539 adjusted for non-cash expenses of $40, partially offset by $70,835 of net cash provided by changes in working capital balances, primarily due to an increase in accrued expenses and other current liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015 was $11,895 related to $13,000 of proceeds from short term advances from related parties partially offset by the repayment of $1,105 of short term advances from related parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our registration statement on Amendment No. 3 to Form S-1 which was filed with the SEC on June 5, 2015 and declared effective by the SEC on June 15, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Recent Accounting Standards

We have implemented all new accounting standards that are in effect and may impact our financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may harm our business could arise from time to time.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description
31.1	*	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	*	Filed herewith
	**	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BALANCE LABS, INC.

Dated: August 13, 2015	By:	/s/	Raphael Perez
		Name:	Raphael Perez
		Title:	Chief Executive Officer and President (Principal Executive and Financial Officer)

