Form 10-Q/A
period 2015-06-30
Balance Labs, Inc.
filed 2015-09-11
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to Balance Labs, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2015, as filed with the Securities and Exchange Commission on August 13, 2015 (the “Original Filing”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. This Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 formatted in XBRL (eXtensible Business Reporting Language) as an exhibit to the Amendment.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibit
Number		Description
31.1	(1)	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

	(1)	Filed as an exhibit to the Original Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 13, 2015.
	(2)	Furnished as an exhibit to the Original 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 13, 2015.
	*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BALANCE LABS, INC.

Dated: September 11, 2015	By:	/s/ Michael D. Farkas
Name: Michael D. Farkas
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)