Form 10-Q
period 2015-09-30
Balance Labs, Inc.
filed 2015-11-16
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction	47-1146785
of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Lincoln Road, 4th Floor
Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2015, the registrant had 20,620,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

BALANCE LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	1

Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2015 and 2014 and for the Nine Months Ended September 30, 2015 and the Period from June 5, 2014 (Inception) to September 30, 2014	2

Unaudited Condensed Statement of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2015	3

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and for the Period from June 5, 2014 (Inception) to September 30, 2014	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4. Controls and Procedures.	12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	13

Item 1A. Risk Factors.	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3. Defaults Upon Senior Securities.	13

Item 4. Mine Safety Disclosures.	13

Item 5. Other Information.	13

Item 6. Exhibits.	13

SIGNATURES	14

BALANCE LABS, INC.

Condensed Balance Sheets

	September 30	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash	$43,085	$66,158
Prepaid expenses	3,151	—
Total Current Assets	46,236	66,158
Investment - related party	500	500
Total Assets	$46,736	$66,658

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$6,053	$2,000
Accounts payable - related parties	176,500	70,000
Accrued interest - related party	536	—
Short term advances - related parties	120	1,105
Total Liabilities	183,209	73,105

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; Authorized, 50,000,000 shares; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; Authorized, 500,000,000 shares; 20,620,000 and 20,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,062	2,000
Additional paid-in capital	109,978	—
Accumulated deficit	(248,513)	(8,447)
Total Stockholders’ Deficit	(136,473)	(6,447)
Total Liabilities and Stockholders’ Deficit	$46,736	$66,658

See the accompanying notes to these unaudited condensed financial statements

BALANCE LABS, INC.

Unaudited Condensed Statements of Operations

				For The
	For The		For The	Period from
	Three Months Ended		Nine Months	June 5, 2014
	September 30,		Ended	(Inception) to
	2015	2014	September 30, 2015	September 30, 2014

Revenues - related party	$—	$46,500	$39,000	$46,500

Operating Expenses
General and administrative expenses	47,031	9,505	143,530	10,010
General and administrative expenses - related parties	45,000	55,000	135,000	60,000

Total Operating Expenses	92,031	64,505	278,530	70,010

Loss From Operations	(92,031)	(18,005)	(239,530)	(23,510)

Other Expense
Interest expense	(496)	—	(536)	—

Total Other Expense	(496)	—	(536)	—

Net Loss	$(92,527)	$(18,005)	$(240,066)	$(23,510)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	20,388,497	20,000,000	20,431,086	20,000,000

See the accompanying notes to these unaudited condensed financial statements

BALANCE LABS, INC.

Unaudited Condensed Statement of Changes in Stockholders’ Deficit

For The Nine Months Ended September 30, 2015

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	20,000,000	$2,000	$—	$(8,447)	$(6,447)

Stock-based compensation	400,000	40	—	—	40

Common stock and warrants issued for cash	220,000	22	109,978	—	110,000

Net loss	—	—	—	(240,066)	(240,066)

Balance - September 30, 2015	20,620,000	$2,062	$109,978	$(248,513)	$(136,473)

See the accompanying notes to these unaudited condensed financial statements

BALANCE LABS, INC.

Unaudited Condensed Statements of Cash Flows

		For The
	For The	Period from
	Nine Months	June 5, 2014
	Ended	(Inception) to
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities
Net loss	$(240,066)	$(23,510)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	40	—
Issuance of founders’ shares	—	2,000
Changes in operating assets and liabilities:
Accounts receivable	—	(6,500)
Prepaid expenses	(3,151)	—
Accounts payable and accrued expenses	4,053	—
Accounts payable - related parties	106,500	60,000
Accrued interest - related party	536	—

Total Adjustments	107,978	55,500

Net Cash (Used In) Provided By Operating Activities	(132,088)	31,990

Cash Flows From Investing Activities
Investment in related party	—	(500)

Net Cash Used In Investing Activities	—	(500)

Cash Flows From Financing Activities
Proceeds from short term advances - related parties	37,340	1,105
Repayments of short term advances - related parties	(38,325)	—
Sales of common stock and warrants for cash	110,000	—

Net Cash Provided By Financing Activities	109,015	1,105

Net (Decrease) Increase In Cash	(23,073)	32,595

Cash - Beginning of Period	66,158	—

Cash - End of Period	$43,085	$32,595

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial position of Balance Labs as of September 30, 2015 and the unaudited condensed results of its operations and cash flows for the nine months ended September 30, 2015. The unaudited condensed results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the period from June 5, 2014 (inception) to December 31, 2014 which were filed with the Securities and Exchange Commission (“SEC”) on Amendment No. 3 to Form S-1 on June 5, 2015.

Note 2 – Going Concern and Management’s Plans

As of September 30, 2015, the Company had a working capital deficiency and stockholders’ deficit of $136,973 and $136,473, respectively. For the three and nine months ended September 30, 2015, the Company reported a net loss of $92,527 and $240,066, respectively. As of September 30, 2015, with regards to the Company’s professional service agreement that provided 100% of the Company’s revenues since inception, the Company and its client have fully satisfied their professional service and payment obligations under the agreement, respectively. The Company is actively pursuing new client relationships. The Company has not yet achieved profitability and the Company will need to add clients and generate additional revenues to achieve profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations and Credit Risk

One related party provided 100% of revenues during the nine months ended September 30, 2015, the three months ended September 30, 2014 and for the period from June 5, 2014 (inception) to September 30, 2014. See Note 5 – Related Party Transactions for additional details.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2015	2014
Warrants	220,000	—
Total potentially dilutive shares	220,000	—

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

The Company has computed the fair value of warrants granted using the Black-Scholes option pricing model. The expected term used for warrants is the contractual life. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

BALANCE LABS, INC.

Notes to Unaudited Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies – Continued

Fair Value of Financial Instruments – Continued

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2015 presentation. These reclassifications have no impact on the previously reported net loss.

Recently Issued Accounting Pronouncements

The Company has evaluated all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

Note 4 – Stockholders’ Deficit

Common Stock and Warrant Offering

On September 17, 2015, the Company issued an aggregate of 220,000 shares of common stock at $0.50 per unit to investors for aggregate gross proceeds of $110,000. In connection with the purchases, the Company issued three-year warrants to purchase an aggregate of 220,000 shares of common stock at an exercise price of $2.00 per share. The warrants had an aggregate grant date fair value of $54,010, which was computed using the following assumptions: expected volatility of 282%, risk-free rate of 1.00%, expected term of 3.00 years, and expected dividends of 0.00%.

Stock Warrants

See Note 4 – Stockholders’ Deficit – Common Stock and Warrant Offering for details associated with the issuance of warrants during the nine months ended September 30, 2015. The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2015 was $0.25 per share.

As of September 30, 2015, warrants to purchase an aggregate of 220,000 shares of common stock at an exercise price of $2.00 per share were outstanding and exercisable. The warrants had a weighted average remaining life of 2.97 years and had no intrinsic value.

Stock-Based Compensation

On January 15, 2015, the Company’s Board of Directors approved the issuance of 250,000 and 150,000 shares of the Company’s common stock to the Company’s then-Chief Executive Officer, plus the Secretary, respectively. The common stock had de minimus issuance date fair value.

BALANCE LABS, INC.

Notes to Unaudited Condensed Financial Statements

Note 5 – Related Party Transactions

On August 22, 2014, the Company entered into a one-year agreement to provide business development and corporate planning services to Bang Holdings Corporation (“Bang Holdings”), in which the Company’s Chairman of the Board and, effective September 11, 2015, the Company’s Chief Executive Officer (“CEO”) has an indirect 19% interest. Bang Holdings shall pay the Company $150,000 over the term of the agreement. During the three and nine months ended September 30, 2015, the Company recognized $0 and $39,000, respectively, of revenues related to the agreement. During the three months ended September 30, 2014 and during the period from June 4, 2014 (inception) to September 30, 2014, the Company recognized $46,500 of revenues related to the agreement. Pursuant to the agreement, the Company received 500,000 shares of common stock of Bang Holdings as consideration for a $500 investment in cash recorded at cost. The agreement expired on August 22, 2015.

In connection with services performed related to the above business development agreement, the Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses - related parties on the condensed statements of operations: $30,000 and $90,000 during the three and nine months ended September 30, 2015, respectively, $40,000 during the three months ended September 30, 2014 and $40,000 during the period from June 4, 2014 (inception) to September 30, 2014. As of September 30, 2015, $156,500 of compensation was unpaid and was included in accounts payable – related parties on the condensed balance sheet.

During the three and nine months ended September 30, 2015, the Company paid $5,000 per month ($15,000 and $45,000 during the three and nine months ended September 30, 2015, respectively, and $15,000 and $20,000 during the three months ended September 30, 2014 and during the period from June 4, 2014 (inception) to September 30, 2014, respectively) to Balance Holdings LLC, an entity controlled by the Company’s CEO, for rent and office services, which was included in general and administrative expenses – related party in the condensed statement of operations. As of September 30, 2015, $20,000 was unpaid and was included in accounts payable – related parties on the condensed balance sheet.

During the nine months ended September 30, 2015, the Company’s CEO provided the Company unsecured short-term advances aggregating $37,340. The advances earn interest at a rate of 8% per annum and are payable on demand. During the nine months ended September 30, 2015, the Company repaid an aggregate of $38,325 of short-term advances to the Company’s CEO and entities controlled by the Company’s CEO ($37,220 to the Company’s CEO, $600 to The Farkas Group, Inc. and $550 to Balance Holdings LLC) to fund the Company’s early formation expenses. As of September 30, 2015, there was $120 of short term advances outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed results of operations and financial condition of Balance Labs, Inc. (“Balance Labs” or the “Company”) as of September 30, 2015 and December 31, 2014, for the three and nine months ended September 30, 2015, for the three months ended September 30, 2014 and for the period from June 4, 2014 (inception) to September 30, 2014 should be read in conjunction with our condensed financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our registration statement on Amendment No. 3 to Form S-1 (the “Risk Factors”) filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2015 and declared effective by the SEC on June 15, 2015. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Recent Developments

On September 11, 2015, Raphael Perez (“Former CEO”) tendered his resignation as the President, CEO, Chief Financial Officer (“CFO”) and Director of the Company by providing a notice to the Company’s Board of Directors.

Effective September 11, 2015, the Board of Directors appointed Michael D. Farkas (“CEO”), the Company’s Chairman of the Board, as the President, CEO and CFO of the Company.

Effective September 11, 2015, the Board of Directors appointed Aviv Hillo as a director of the Company.

On September 17, 2015, we issued an aggregate of 220,000 shares of common stock at $0.50 per unit to investors for aggregate gross proceeds of $110,000. In connection with the purchases, we issued three-year warrants to purchase an aggregate of 220,000 shares of common stock at an exercise price of $2.00 per share.

Results of Operations

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

Overview

We reported a net loss of $92,527 and $18,005 for the three months ended September 30, 2015 and 2014, respectively, an increase of $74,522, or 414%, primarily due to a $46,500 reduction in revenues and increased operating expenses of $27,526.

Revenues

For the three months ended September 30, 2014, we generated $46,500 of revenues which resulted from our professional service agreement with an entity in which our CEO has an indirect 19% interest. We had no revenues during the three months ended September 30, 2015.

General and administrative expenses

General and administrative expenses were $92,031 and $64,505 for the three months ended September 30, 2015 and 2014, respectively, an increase of $27,526, or 43%, primarily due to an increase of approximately $14,000 of professional fees associated with our filings with the Securities and Exchange Commission (“SEC”) and an increase of approximately $17,000 of payroll expenses.

Interest expense

Interest expense for the three months ended September 30, 2015 and 2014 was $496 and $0, respectively, which was attributable to the short term advances provided by our CEO.

Nine Months Ended September 30, 2015

Overview

We reported a net loss of $240,066 for the nine months ended September 30, 2015, which resulted primarily from operating expenses of $278,530, partially offset by revenues of $39,000.

Revenues

Our revenues for the nine months ended September 30, 2015 were $39,000, which resulted from our professional service agreement with an entity in which our CEO has an indirect 19% interest.

General and administrative expenses

General and administrative expenses were $278,530 for the nine months ended September 30, 2015, which were primarily comprised of $90,000 attributable to compensation earned by our CEO in connection with services performed related to our client, approximately $55,000 of professional fees associated with the filing of our registration statement and other SEC filings, approximately $61,000 of payroll expenses and approximately $45,000 of rent and office services expense related to an entity controlled by our CEO.

Interest expense

Interest expense for the nine months ended September 30, 2015 was $536 which was attributable to the short term advances provided by our CEO.

Period from June 5, 2014 (Inception) to September 30, 2014

Overview

We reported a net loss of $23,510 for the period from June 5, 2014 (inception) to September 30, 2014, which resulted primarily from operating expenses of $70,010, partially offset by revenues of $46,500.

Revenues

Our revenues for the period from June 5, 2014 (inception) to September 30, 2014 were $46,500, which resulted from our professional service agreement with an entity in which our CEO has an indirect 19% interest.

General and administrative expenses

General and administrative expenses were $70,010 during the period from June 5, 2014 (inception) to September 30, 2014, of which $40,000 was attributable to compensation earned by our CEO in connection with services performed related to our client and $20,000 was related to rent and office services expense paid to an entity controlled by our CEO.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)

Cash	$43,085	$66,158
Working capital deficiency	$(136,973)	$(6,947)

Availability of Additional Funds

Except for the monthly consulting fee to our CEO and Chairman of the Board and the month-to-month lease of our office space, as described elsewhere in this Quarterly Report, we currently do not have any material commitments for capital expenditures. In addition, as of September 30, 2015, with regards to our professional service agreement that provided 100% of our revenues since inception, we and our client have fully satisfied our professional service and payment obligations under the agreement, respectively. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need to raise additional capital in order to have sufficient working capital in reserve. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients. If there are significant delays in bringing in new clients before we raise additional capital, it may be necessary to delay our vendor payments to related parties. If we’re not successful in obtaining new clients, we may exhaust our capital reserves and need to suspend our operations until we obtain sufficient funding.

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

During the nine months ended September 30, 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2015 in the amount of $132,088. The net cash used in operating activities was primarily due to cash used to fund a net loss of $240,066 adjusted for non-cash expenses of $40, partially offset by $107,938 of net cash provided by changes in working capital balances, primarily due to an increase in accrued expenses and other current liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 was $109,015 related to $110,000 of proceeds from the sale of common stock and warrants and $37,340 of proceeds from short term advances from related parties partially offset by the repayment of $38,325 of short term advances from related parties.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 17, 2015, we issued an aggregate of 220,000 shares of common stock at $0.50 per unit to investors for aggregate gross proceeds of $110,000. In connection with the purchases, we issued three-year warrants to purchase an aggregate of 220,000 shares of common stock at an exercise price of $2.00 per share.

We relied on the exemption from registration provided by section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description
4.1	*	Form of Warrant dated September 17, 2015 to Purchase Common Stock
10.1	*	Form of Securities Purchase Agreement dated September 17, 2015, by and between Balance Labs, Inc. and certain investors
31.1	*	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

	*	Filed herewith.
	**	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BALANCE LABS, INC.

Dated: November 16, 2015	By:	/s/	Michael D. Farkas
		Name:	Michael D. Farkas
		Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

