Form 10-K
period 2015-12-31
Balance Labs, Inc.
filed 2016-04-14
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-1146785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Lincoln Road, 4th Floor Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

(305) 907-7600

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: none.

As of April 11, 2016, the number of shares of common stock of the registrant outstanding is 21,620,000, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS.

Overview

Balance Labs, Inc. was incorporated on June 5, 2014 under the laws of the State of Delaware. We are a consulting firm that provides business development and consulting services to startup and development-stage businesses. With each client, our company provides businesses in various industries with customized consulting services to meet their business needs and help them improve their business models, sales and marketing plans and internal operations, as well as introduce the businesses to experienced professional contacts that would be vital to the success of these businesses.

The Company is led by our President, CEO, CFO and Chairman of the Board, Michael D. Farkas, who is a seasoned entrepreneur and has worked in corporate finance and in assisting and developing businesses in multiple industries for the past twenty-five (25) years. Along with Mr. Farkas, our management team consists of experienced business people in high-tech fields such as telecommunications, EV Charging infrastructure, laser technology, E-Cig and Vapor as well as the agricultural industry, specifically in the cultivation of olives and production of olive oil. Throughout the years while working with various companies, our management team recognized the need for an independent third party company that could help developmental stage and startup businesses create and implement a viable business model, assist them in developing marketing, promotional and merchandising plans.

Our business focuses on providing advice to entrepreneurs and assisting business owners so that their ideas can be fully developed and implemented. Due to limited resources, lack of experienced management and competing priorities, startup and developmental stage companies are not operating as efficiently as they can be, and therefore would benefit from an outside party that could assist in developing and executing certain strategies. We utilize our knowledge in developing businesses, share practical experiences with our clients and introduce the business owners to different experienced professionals who could help these inexperienced entrepreneurs further implement their ideas. Startups and development stage businesses across all industries commonly experience certain “growing pains”. Our plan is to prepare our clients for many inevitable challenges and develop a customized plan for them to overcome these obstacles so that they can focus on marketing their product(s) and/or service(s) to their potential customers.

Our Services

The Company will assist in the development and execution of the following services for our client companies:

●	Business model development, including marketing research, naming and branding
●	Business plan writing
●	Financial modeling
●	Website & mobile app development
●	Employee and board member recruitment
●	Patent/trademark filing assistance
●	Professional introductions
●	Product or service development
●	Product production
●	Develop marketing material
●	Product or service placement
●	Celebrity endorsements
●	Introductions to professional services such as legal & accounting
●	In the future we plan to offer executive office sharing and additional ancillary services

Target Market

The target market will consist of startup and developmental stage businesses located in the United States and abroad. We cater our services to startups and developmental stage companies that do not have the resources to execute or implement their business plan or ideas with the personnel in-house. Our client companies can derive value from our support and expertise with dealing with the typical growing pains and common mistakes experienced by startups.

Marketing and Sales

As we are in the early stage of operation, our President Michael Farkas and Secretary Carmen Villegas are responsible for all marketing and sales efforts. Their responsibilities include formalizing business arrangements with third party service providers, directing the development of our website and other online communication tools, and formulating marketing materials to be used during presentations and meetings.

We plan to enter the market by developing relationships initially with startups and development stage companies. We plan to use our website www.balancelabs.co to promote our services and provide a contact function that allows potential clients to reach us for additional information. We may also utilize social media such as Facebook, Twitter and an online blog to increase our presence online and communicate the value we can add.

We do not have any specific marketing channels in place at this point to market our services to potential customers. In the next twelve months we plan to market our services through word of mouth or personal referrals. We also plan to advertise in startup and development stage specific journals and online media. Referrals from companies that are satisfied with our provided services are likely to be our most significant and efficient form of marketing.

Competition

The primary source of competition will come from various service providers such as business plan writers, auditors, lawyers, marketing firms as well as many other types of service providers. In addition, those startups and development stage companies that have the resources and inclination to handle these tasks in-house will not need our services.

There are also numerous established firms that offer some combination of marketing, promotional and general consulting services to startup and development stage companies in the industry. In addition, there are a number of large and well-established general marketing agencies that provide strategy and implementation services to the industry as well as a number of other industries. We are a new entry into this competitive market and may struggle to differentiate ourselves as a specialist that provides more value for startup and development stage companies.

Services Pricing

The cost for consulting projects will depend on the scope of the project and time required to execute it. We may charge a flat fee based on the services that our clients request from us, an hourly rate, revenue share or a combination of the above in order to provide our clients with as many cost effective options as possible. Additionally, all expenses incurred, including engaging third parties, travel as well as other approved expenses, will be passed through to the client for reimbursements.

Employees

We presently have no other employees other than our President, CEO and CFO, Michael Farkas, Secretary, Carmen Villegas and Controller, Robert Wolf. Over time, we may hire employees and/or engage additional independent contractors in order to execute our projects. These decisions will be made by our officers if and when appropriate.

Government Regulation

Our business activities currently are subject to no particular regulation by government agencies other than that routinely imposed on corporate businesses. We do not anticipate any regulations specific to our business activities in the future.

Seasonality

We do not have a seasonal business cycle.

Environmental Matters

Our business currently does not implicate any environmental regulation.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on services or processes relating to our business. With the exception of domain name and mobile app in the future, we do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Domain Name

We have registered the domain name of www.BalanceLabs.co.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES.

The Company’s principal executive office and mailing address is 1111 Lincoln Road, 4th Floor, Miami Beach, FL 33139. Our telephone number is (305) 907-7600. The Company is currently paying a rent of $5,000 per month for the lease of premises. Once our business grows and generates additional revenue, we may look for a larger office space to meet our business needs.

ITEM 3. LEGAL PROCEEDINGS.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject of. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is currently trading on the OTC bulletin Board under symbol BLNC. Our stock is thinly traded and there is no active trading market developed for our shares of common stock.

Holders

As of March 31, 2016, we had approximately 49 holders of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

On June 5, 2014, the Company issued 12,000,000 and 8,000,000 shares of common stock as “founder shares” to two entities controlled by the Company’s Board Chairman for services rendered in forming the Company. The shares had a fair value of $2,000.

On January 15, 2015, the Company’s Board of Directors approved the issuance of 250,000 and 150,000 shares of the Company’s common stock to the Company’s then-Chief Executive Officer, and the Secretary, respectively. The common stock had a fair value of $40.

On September 17, 2015, the Company issued an aggregate of 220,000 shares of common stock at $0.50 per unit to investors for aggregate gross proceeds of $110,000. In connection with the transaction, we issued three-year warrants to purchase an aggregate of 220,000 shares of common stock at an exercise price of $2.00 per share.

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and is due on March 23, 2016. It is secured by all the assets of the company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. As of March 23, 2016, the note is in default. The note also contains a five year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020.

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newel Trading Group LLC, a Delaware limited liability company (“Newel”) whereby Newel is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, The Company issued 1,000,000 non-registrable shares of Company’s common stock and three year warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share, expiring March 23, 2019.

On April 1, 2016, the Company entered into a convertible debenture (the “Debenture”) with Newel for a principal amount of $500,000. Interest under the Debenture is 10% per annum, and the principal and all accrued but unpaid interest is due on April 1, 2017. The Debenture is convertible into shares of the Company’s common stock at a fixed price of $0.25 per share at any time following 60 days after the Issuance Date and until the Maturity Date, subject to adjustment as described in the Debenture.

The above securities were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. The investors represented to us that they are accredited investors. We believe that the investors had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

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

Although we’ve only worked with one client since inception, our goal is to add and service a minimum of two to three new clients between now and the end of 2016. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for our year one on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

We believe that we can support our year one clients with our existing full-time staff, supplemented with part-time sub-contracted professionals and service providers, as necessary. Between now and the end of 2016, we intend to formalize our relationships with these sub-contractors so that we can offer our clients turn-key business development products and services.

Our primary requirement for funding is for working capital in order to accommodate temporary imbalances between cash receipts and cash expenditures (see “Liquidity and Capital Resources”).

Results of Operations

For The Year Ended December 31, 2015 Compared With The Period Ended December 31, 2014

Revenues

We generated $39,000 and $111,000 for the year ended December 31, 2015 and the period from June 5, 2014 to December 31, 2014. Revenue decreased in 2015 as the Company had no additional contracts for its services. The revenues received were for the balance of the 2014 contract with a related party.

Operating expenses

Operating expenses were $402,446 and $119,649 for the year ended December 31, 2015 and the period from June 5, 2014 to December 31, 2014, respectively, an increase of $282,797. Operating expenses increased in 2015 over 2014 for several reasons. In 2014, the Company was a start-up who was only in business for six months, had no employees and was not fully operational. In 2015, the Company was fully operational for twelve months, which included two full time employees, and a consultant at a cost of approximately $245,000.

Net Loss

We reported a net loss of $365,900 and $8,447 for the year ended December 31, 2015 and the period from June 5, 2014 to December 31, 2014, respectively, an increase of $357,453, primarily due to a reduction in revenues and increased operating expenses.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31, 2015	December 31, 2014

Cash	$19,071	$66,158
Working capital deficiency	$(242,842)	$(6,947)

Availability of Additional Funds

Except for the monthly consulting fee to our CEO and Chairman of the Board and the month-to-month lease of our office space, as described elsewhere in this Annual Report, we currently do not have any material commitments for capital expenditures. In addition, as of December 31, 2015, with regards to our professional service agreement that provided 100% of our revenues since inception, we and our client have fully satisfied our professional service and payment obligations under the agreement, respectively. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need to raise additional capital in order to have sufficient working capital in reserve. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients. If there are significant delays in bringing in new clients before we raise additional capital, it may be necessary to delay our vendor payments to related parties. If we’re not successful in obtaining new clients, we may exhaust our capital reserves and need to suspend our operations until we obtain sufficient funding.

As of December 31, 2015, the Company had a working capital deficiency of $242,842. The Company’s cash flow used in operating cash flows was $202,602 for the year ended December 31, 2015. As discussed in Note 9 of the financial statements, the Company has raised $500,000 subsequent to December 31, 2015. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

During the year ended December 31, 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2015 in the amount of $202,602. The net cash used in operating activities was primarily due to cash used to fund a net loss of $365,900 adjusted for non-cash expenses of $1,815, partially offset by $129,679 of net cash provided by related party accounts payable, primarily due to an increase in accrued expenses and other current liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2015 was $155,515 related to $110,000 of proceeds from the sale of common stock and warrants and $57,735 of proceeds from short term advances from related parties partially offset by the repayment of $37,220 of short term advances from related parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The critical accounting policies are set forth in Note 3 of the financial statements for the year ended December 31, 2015.

Recent Accounting Standards

We have implemented all new accounting standards that are in effect and may impact our financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE LABS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Balance Labs, Inc.

We have audited the accompanying balance sheet of Balance Labs, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Balance Labs, Inc. as of December 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 14, 2016

To the Board of Directors and Stockholders of Balance Labs, Inc.

We have audited the accompanying balance sheet of Balance Labs, Inc. (“the Company”) as of December 31, 2014, and the related statement of operations, stockholders’ deficit, and cash flows from June 5, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP
Newport Beach, California
March 24, 2015

BALANCE LABS, INC.

BALANCE SHEETS

AS OF DECEMBER 31,

	2015	2014

Assets

Current Assets
Cash	$19,071	$66,158
Prepaid expenses	3,151	-

Total Current Assets	22,222	66,158

Investment-related party	500	500

Total Assets	$22,722	$66,658

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable-related parties	$199,679	$72,000
Accounts Payable	36,955	-
Notes payable, net of discount of $18,190	6,810	-
Short term advances-related party	21,620	1,105

Total Current Liabilities	265,064	73,105

Commitments and contingencies (See Note 7)	-	-

Stockholders’ Deficit
Preferred stock, $0.0001 par value Authorized, 50,000,000 shares; none issued and outstanding as of December 31, 2015 and 2014
Common stock, $0.0001 par value; Authorized 500,000,000 shares; 20,620,000 and 20,000,000 as of December 31, 2015 and 2014 issuanced and outstanding, respectively	2,062	2,000
Additional Paid in Capital	129,943	-
Accumulated Deficit	(374,347)	(8,447)

Total Stockholders’ Deficit	(242,342)	(6,447)

Total Liabilities and Stockholders’ Deficit	$22,722	$66,658

See Notes to these Financial Statements

BALANCE LABS,INC.

Statements of Operations

		For the period
		June 30, 2014
	Year Ended	(inception) to
	December 31, 2015	December 31, 2014

Revenue - related party	$39,000	$111,000

Operating Expenses
General and Administrative expenses	111,534	14,649
Professional fees	45,019	-
Salaries and Wages	95,893	-
General and Administrative expenses - related party	150,000	105,000

Total Operating Expenses	402,446	119,649

Loss from Operations	(363,446)	(8,649)

Other Expenses
Interest income	-	202
Interest expense	(2,454)	-

Loss before provision for Income Taxes	(365,900)	(8,447)

Provision for Income Taxes	-	-

Net Loss	$(365,900)	$(8,447)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted average Number of Common Shares Outstanding - Basic and Dilutive	20,446,848	20,000,000

See Notes to these Financial Statements

BALANCE LABS, INC.

Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2015 and the Period June 5, 2014 (Inception) to December 31, 2014

	Preferred	Preferred	Common Stock	Common Stock	Additional paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance-June 5, 2014 (inception)	-	$-	-	$	$	$-	$-

Issuance of founders’ shares	-	-	20,000,000	2,000	-	-	2,000

Net Loss	-	-	-	-	-	(8,447)	(8,447)

Balance,December 31, 2014	-	-	20,000,000	2,000		(8,447)	(6,447)

Common stock and warrants issued for cash	-	-	220,000	22	109,978	-	110,000

Stock based compensation			400,000	40	-	-	40

Fair value of warrants issued	-	-	-	-	19,965	-	19,965

Net Loss	-	-	-	-	-	(365,900)	(365,900)

Balance,December 31, 2015	-	$-	20,620,000	$2,062	$129,943	$(374,347)	$(242,342)

See Notes to Financial Statements

BALANCE LABS INC.

Statements of Cash Flows

		For the period
		June 30, 2014
	Year Ended	(inception) to
	December 31, 2015	December 31, 2014

Cash Flows from Operating Activities
Net Loss	$(365,900)	$(8,447)

Adjustments to reconcile net loss to net cash(used in) provided by operating activities:
Stock issued for services	40	2,000
Amortization of debt discount	1,775	-
Changes in operating assets and liabilities:
Prepaid expenses	(3,151)	-
Accounts payable and accrued expenses	34,955
Accounts payable - related party	129,679	72,000

Net Cash Provided by (used in) Operating Activities	(202,602)	65,553

Cash Flows from Investing Activities
Investment in related party	-	(500)

Net Cash Used in Investing Activities	-	(500)

Cash from Financing Activities
Proceeds from short-term advances-related parties	57,735	1,105
Repayments of short-term advances-related parties	(37,220)	-
Proceeds from note payable	25,000	-
Sale of common stock	110,000	-

Net Cash Provided by financing Activities	155,515	1,105

Net Cash Increase/Decrease for the year	(47,087)	66,158

Net Cash beginning of the year	66,158	-

Cash on December 31, 2015 and 2014	$19,071	$66,158

Supplemental Disclosure of Cash Flow Information:
Cash Paid for interest Expense	$-	$-
Cash Paid for Income Taxes	$-	$-

See Notes to Financial Statements

BALANCE LABS, INC.

Notes to Financial Statements

For the Years Ended December 31, 2015 and December 31, 2014

Note 1 – Business Organization and Nature of Operations

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

Note 2 – Liquidity

As of December 31, 2015, the Company had a working capital deficiency of $242,842. The Company’s cash flow used in operating cash flows was $202,602 for the year ended December 31, 2015. As discussed in Note 9, the Company has raised $500,000 subsequent to the December 31, 2015. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, the Company had no cash equivalents.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to stock-based compensation and deferred tax assets. Actual results could materially differ from those estimates.

Concentrations and Credit Risk

One customer provided 100% of revenues during the period from June 5, 2014 to December 31, 2015. See Note 6 – Related Party Transactions for additional details.

Revenue Recognition

The Company recognizes revenue related to its professional services to its customers when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2015. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investment – Related Party

The Company does not exercise significant influence over its investment in a related party. Therefore, investment – related party is recorded at cost.

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. There were no dilutive securities outstanding during the period from June 5, 2014 (inception) to December 31, 2014. The effect of 320,000 warrants for the year ended December 31, 2015 was anti dilutive and not included in dilutive loss per share.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2015 presentation. These reclassifications have no impact on the previously reported net loss.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” (“ASU 2014-10”). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt ASU 2014-10 effective December 31, 2014.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, “Compensation - Stock Compensation” as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of ASU 2014-12 will have a material impact on its financial statements.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended in December 31, 2015 and the period June 5, 2014 (Inception) to December 31, 2014, advertising, marketing and promotion expense was $1,791 in 2015 and $0 in 2014, respectively.

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Common Stock

On June 5, 2014, the Company issued 12,000,000 and 8,000,000 shares of common stock as “founder shares” to two entities controlled by the Company’s Board Chairman for services rendered in forming the Company. The shares had a fair value of $2,000.

On January 15, 2015, the Company’s Board of Directors approved the issuance of 250,000 and 150,000 shares of the Company’s common stock to the Company’s then-Chief Executive Officer, plus the Secretary, respectively. The common stock had a fair value of $40.

Common Stock and Warrant Offering

On September 17, 2015, the Company issued an aggregate of 220,000 shares of common stock at $0.50 per unit to investors for aggregate gross proceeds of $110,000. In connection with the purchases, the Company issued three-year warrants to purchase an aggregate of 220,000 shares of common stock at an exercise price of $2.00 per share. The warrants expire September 17, 2018.

Warrants

During 2015, the Company issued 100,000 warrants as part of a convertible note offering (See Note 8). The fair value of the warrants was $19,965. The warrants expire December 23, 2020. The following table includes the assumptions used in calculating the fair value of the Warrant as of December 31, 2015:

2015
Risk-free interest rate	1.76%
Expected dividend yield	-
Expected term (in years)	5.00
Expected volatility	95.87%

Warrants

The following table summarizes all warrant grants for the period from June 5, 2014 (inception) to December 31, 2015, and the related changes during the periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at June 5, 2014	-	-

Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2014	-	-

Granted	320,000	$0.50
Exercised	-	-
Forfeited	-	-

Warrants exercisable at December 31, 2015	320,000	$0.50

Note 5 – Income Taxes

The following summarizes the income tax provision (benefit) as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Federal
Current	$-	$-
Deferred	(126,090)	(3,000)

State and local
Current	-	-
Deferred	(14,834)	(210)
	(140,924)	(3,210)
Change in valuation allowance	140,924	3,210
Income tax provision (benefit)	$-	$-

The Company has the following net deferred tax asset:

	As of December 31, 2015	For The Period From June 5, 2014 to December 31, 2014

Net operating loss carryforward	$144,134	$3,210
Valuation allowance	(144,134)	(3,210)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year ended	As of
	December 31, 2015	December 31, 2014
Expected federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal benefit	(4.0)%	(4.0)%
Change in valuation allowance	38.0%	38.0%

Income tax provision (benefit)	0.0	0.0

As of December 31, 2015, the Company had approximately $369,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2034 and 2035. In 2015, the Company added approximately $363,000 of NOL to the approximately $6,000 NOL from 2014. The valuation allowance increased approximately $3,000 and $140,000 for the periods ended December 31, 2014 and 2015, respectively.

The Company, after considering all available evidence, fully reserved its deferred tax assets since it is more likely than not that such benefits may be realized in future periods. The Company has not yet established that it can generate taxable income. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of December 31, 2015. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business. The Company’s 2014 and 2015 Income Tax Returns remain open to audit by various Federal and State Taxing Authority.

Note 6 – Related Party Transactions

On June 5, 2014, the Company issued 12,000,000 and 8,000,000 shares of common stock as “founder shares” to two entities controlled by the Company’s Board Chairman for services rendered in forming the Company. The shares had a fair value of $2,000.

On August 22, 2014, the Company entered into a one-year agreement to provide business development and corporate planning services to Bang Holdings Corporation (“Bang Holdings”), in which the Company’s Chairman of the Board and, Chief Executive Officer (“CEO”) has an indirect interest in. Bang Holdings shall pay the Company $150,000 over the term of the agreement. During the year ended December 31, 2015, the Company recognized $39,000, of revenues related to the agreement. During the period from June 4, 2014 (inception) to December 31, 2014, the Company recognized $111,000 of revenues related to the agreement. Pursuant to the agreement, the Company received 500,000 shares of common stock of Bang Holdings as consideration for a $500 investment in cash recorded at cost.

In connection with services performed related to the above business development agreement, the Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $150,000 and $105,000 during the year ended December 31, 2015 and the period June 5, 2014 to December 31, 2014, respectively. As of December 31, 2014, the $70,000 of compensation was unpaid and was included in accrued expenses – related party on the balance sheet. As of December 31, 2015, $174,000 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the year ended December 31, 2015, the Company expensed $60,000 and during the period from June 5, 2014 (inception) to December 31, 2014, the Company expensed $35,000 to Balance Holdings LLC, an entity controlled by the Company’s CEO, for rent and office services, which was included in general and administrative expenses – related party in the statement of operations. As of December 31, 2015, $25,000 was unpaid and was included in accounts payable – related parties on the condensed balance sheet.

On June 5, 2014, July 9, 2014 and August 22, 2014 the Company received $505, $100 and $500 of short-term advances, respectively, from entities controlled by the Company’s Board Chairman to fund the Company’s early formation expenses. The short-term advances remained outstanding as of December 31, 2014 and were included within short-term advances – related parties on the balance sheet.

On January 15, 2015, the Company’s Board of Directors approved the issuance of 250,000 and 150,000 shares of the Company’s common stock to the Company’s then-Chief Executive Officer, and the Secretary, respectively. The common stock had a fair value of $40.

During the year ended December 31, 2015, the Company’s CEO provided the Company unsecured short-term advances aggregating $58,840. The advances earn interest at a rate of 8% per annum and are payable on demand. During the year ended December 31, 2015, the Company repaid an aggregate of $38,325 of short-term advances to the Company’s CEO and entities controlled by the Company’s CEO to fund the Company’s early formation expenses.

Note 7 – Commitments and Contingencies

Litigation, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Company records legal costs associated with loss contingencies as incurred.

Consulting Fees

The Company will continue to pay its CEO $10,000 per month as compensation on a month to month basis. They will be recorded in general and administrative expenses-related parties on the statement of operations.

Rent

The Company will continue to pay a related company $5,000 a month as rent on a month to month basis. They will be recorded in general and administrative expenses-related parties on the statement of operations.

Note 8 – Convertible Note Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and is due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. As of March 23, 2016, the note is in default.

The note also contains a five year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020 (See Note 5).

Note 9 – Subsequent Events

During 2016, the Company’s CEO provided the Company unsecured short-term advances aggregating $16,460. The Company has repaid $30,000 of these advances in 2016.

On March 23, 2016, the Company received $500,000 in exchange for a convertible debenture due March 23, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. In addition, the Company issued 2,000,000 warrants exercisable at $.25 for 3 years and 1,000,000 shares of common stock as a commitment fee.

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newel Trading Group LLC, a Delaware limited liability company (“Newel”) whereby Newel is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, Company issued 1,000,000 non-registrable shares of Company’s common stock and three year warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share, expiring March 23, 2019.

On April 1, 2016, the Company entered into a convertible debenture (the “Debenture”) with Newel for a principal amount of $500,000. Interest under the Debenture is 10% per annum, and the principal and all accrued but unpaid interest is due on April 1, 2017. The Debenture is convertible into shares of the Company’s common stock at a fixed price of $0.25 per share at any time following 60 days after the Issuance Date and until the Maturity Date, subject to adjustment as described in the Debenture.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(1)	Previous Independent Registered Public Accounting Firm

	(i)	On August 17, 2015, Anton & Chia, LLP (“Anton”) resigned as the independent registered public accounting firm of Balance Labs, Inc. (the “Company”).

	(ii)	The report of Anton on the financial statement of the Company for the fiscal year ended December 31, 2014, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the fiscal year then ended did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

	(iii)	The resignation of Anton was accepted by the Board of Directors of the Company.

	(iv)	During the Company’s most recent fiscal year ended December 31, 2014 and any subsequent interim periods through August 17, 2015, the date of resignation, (a) there were no disagreements with Anton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anton, would have caused it to make reference thereto in its reports on the financial statement for such year and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

	(v)	On August 26, 2015 the Company provided Anton with a copy of this Current Report and requested that it furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to the Current Report on Form 8-K filed on August 27, 2015.

(2)	New Independent Registered Public Accounting Firm

On August 26, 2015, the Board of Directors of the Company engaged with Liggett & Webb, PA, formerly known as Liggett, Vogt & Webb, PA (“Liggett”) as its new independent registered public accounting firm to audit and review the Company’s financial statement. During the most recent fiscal year ended December 31, 2014 and any subsequent interim periods through the date hereof prior to the engagement of Liggett, neither the Company, nor someone on its behalf, has consulted Liggett regarding:

(i)	either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statement, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2015 for the material weakness describe below.

Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of December 31, 2015 for the material weaknesses describe as follows: (i) lack of an independent board of directors and (ii) our accounting personnel lack U.S. GAAP expertise.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions
Michael D. Farkas	44	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Carmen Villegas	28	Secretary and Director
Aviv Hillo	51	Director

Michael D. Farkas, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Mr. Farkas is serving as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company. Mr. Farkas has served as the Chief Executive Officer and Member of the Board of Directors of Car Charging Group, Inc. since 2010. Mr. Farkas is the founder and manager of The Farkas Group, a privately held investment firm. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, a broker-dealer, has successfully raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail.

Carmen Villegas, Secretary and Director

Ms. Villegas began serving as Secretary and Director of Balance Labs, Inc. since January 15, 2015. Ms. Villegas is currently the Executive Assistant at Car Charging, Inc., a publicly traded company and the Farkas Group, Inc. At both companies, Ms. Villegas assists the President and CEO in matters such as meeting schedules, appointments, conferences and travel arrangements. Ms. Villegas also assists the accounting department with file/database maintenance and record-keeping. Ms. Villegas also helps the executives receive and distribute correspondence to the appropriate department and personnel, as well as other administrative tasks in support of the companies’ daily operations.

Ms. Villegas holds an Associate in Arts Degree in Business Administration & Accounting and is currently pursuing a Bachelor’s Degree in Business Administration with a minor in Psychology at Florida International University.

Aviv Hillo, Director

Mr. Hillo is co-founder of Ariel Photonics Assembly Ltd., a leading laser-based products and applications company in Israel, and has been its Deputy CEO, Legal Advisor and Business Advisor since August 2007. Mr. Hillo has been a partner at Schechter Hillo Law Offices (previously Yerushalmi & Hillo Law Offices) since 2004, and is the CEO and founder of Edison Capital Ltd. since 2013. He is a skilled international business lawyer with a 20-year established track record both in Israel and New York, handling cross-border transactions and litigations. Mr. Hillo is also an experienced executive and investor across a variety of industries including defense technology, real estate, biotechnology, mobile apps, and internet marketplace platforms. During the years of 1998 to 2003, he practiced law at Yerushalmi & Associate as an associate and partner in New York City. He served as the CEO and director of Ensave 2000, LLC, and as legal advisor and director in Mobile Homes International, LLC. Mr. Hillo was a shareholder and legal advisor for LSL Biotechnologies, Inc. He served on the board of “Misdar Dorshei Tov”, an Israeli non-for profit organization between 1994 and 1996. Mr. Hillo graduated from the Tel Aviv School of Law in 1993, and received his Master’s Degree (cum laude) in Banking, Corporate and Finance Law at Fordham School of Law in 2001. He was admitted to the Israeli Bar in 1994 and to the New York State Bar in 1999. Mr. Hillo served in an elite Israeli military unit as a commander and officer (Major), and was honorably released in 2006.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

We currently do not have employment agreements with our executive officers and directors.

Family Relationships

There is no family relationship among any of our directors or executive officers.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation or has been, at any time during the past three years, employed by the company. Accordingly, we do not have any independent director as of the date of this registration statement.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

The company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015 and December 31, 2014.

SUMMARY COMPENSATION TABLE

							Non-
							Equity Incentive	Non- Qualified	All
Name and				Stock		Option	Plan	Deferred	Other
Principal		Salary	Bonus	Awards		Awards	Compensation	Compensation	Compensation		Totals
Position	Year	($)	($)	($)		($)	($)	Earnings ($)	($)		($)
Michael D. Farkas President, CEO and CFO (1)	2015	$0	$0	$0		$0	$0	$0	$120,000		$120,000
	2014	$0	$0	$2,000	(2)	$0	$0	$0	$70,000	(3)	$72,000

Raphael Perez
Former President, CEO, CFO (4)	2015	$36,000	$0	$25	(5)	$0	$0	$0	$0		$36,025

(1)	Mr. Farkas resigned as Chief Executive Officer on January 15, 2015 and reappointed as President, CEO and CFO on September 11, 2015.

(2)	On June 5, 2014, the Company issued 12,000,000 and 8,000,000 shares of common stock as “founder shares” to two entities controlled by Mr. Farkas for services rendered in forming the Company. The shares had a fair value of $2,000.

(3)	Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month. As of the date hereof, Mr. Farkas has not received any payment for his services provided.

(4)	Appointed as President, CEO, CFO and Director on January 15, 2015 and resign from all the positions on September 11, 2015.

(5)	Mr. Perez was issued 250,000 shares in January 2015.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the year ended December 31, 2015.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

We do not expect to pay any compensation to our board members for board services until sufficient and sustainable revenues and profits are realized. Mr. Farkas is paid $10,000 per month for consulting services associated with servicing our client engagements.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We may however implement such long-term equity incentive plans in the future.

Compensation of Directors

Our directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Michael D. Farkas (2)	19,063,700	88.18%

Carmen Villegas	150,000	0.69%

Aviv Hillo	0	0%

All Executive Officers and Directors as a group (3 individuals)	19,213,700	88.87%

5% Shareholders:
Balance Holdings LLC (2)	12,000,000	55.50%

Shilo Holding Group LLC (2)	7,062,300	32.67%

(1)	Based on 21,620,000 shares of common stock outstanding as of April 11, 2016.

(2)	Michael D. Farkas holds 12,000,000, 1,400 and 7,062,300 shares of common stock through Balance Holdings, LLC, Shilo Security Solutions, Inc, and Shilo Holding Group LLC, respectively.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

On June 5, 2014, the Company issued 12,000,000 and 8,000,000 shares of common stock as “founder shares” to two entities controlled by the Company’s Board Chairman for services rendered in forming the Company. The shares had a fair value of $2,000.

On August 22, 2014, the Company entered into a one-year agreement to provide business development and corporate planning services to Bang Holdings Corporation (“Bang Holdings”), in which the Company’s Chairman of the Board and, Chief Executive Officer (“CEO”) has an indirect interest in. Bang Holdings shall pay the Company $150,000 over the term of the agreement. During the year ended December 31, 2015, the Company recognized $39,000, of revenues related to the agreement. During the period from June 4, 2014 (inception) to December 31, 2014, the Company recognized $111,000 of revenues related to the agreement. Pursuant to the agreement, the Company received 500,000 shares of common stock of Bang Holdings as consideration for a $500 investment in cash recorded at cost.

In connection with services performed related to the above business development agreement, the Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $150,000 and $105,000 during the year ended December 31, 2015 and the period June 5, 2014 to December 31, 2014, respectively. As of December 31, 2014, the $70,000 of compensation was unpaid and was included in accrued expenses – related party on the balance sheet. As of December 31, 2015, $174,000 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the year ended December 31, 2015, the Company expensed $5,000 a month for a total of $60,000 and during the period from June 5, 2014 (inception) to December 31, 2014, the Company expensed $5,000 a month for a total of $35,000 to Balance Holdings LLC, an entity controlled by the Company’s CEO, for rent and office services, which was included in general and administrative expenses – related party in the statement of operations. As of December 31, 2015, $25,000 was unpaid and was included in accounts payable – related parties on the condensed balance sheet.

On June 5, 2014, July 9, 2014 and August 22, 2014, the Company received $505, $100 and $500 of short-term advances, respectively, from entities controlled by the Company’s Board Chairman to fund the Company’s early formation expenses. The short-term advances remained outstanding as of December 31, 2014 and were included within short-term advances – related parties on the balance sheet.

On January 15, 2015, the Company’s Board of Directors approved the issuance of 250,000 and 150,000 shares of the Company’s common stock to the Company’s then-Chief Executive Officer, and the Secretary, respectively. The common stock had a fair value of $40.

During the year ended December 31, 2015, the Company’s CEO provided the Company unsecured short-term advances aggregating $58,840. The advances earn interest at a rate of 8% per annum and are payable on demand. During the year ended December 31, 2015, the Company repaid an aggregate of $38,325 of short-term advances to the Company’s CEO and entities controlled by the Company’s CEO to fund the Company’s early formation expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $22,540 and $2,600 for the fiscal year ended December 31, 2015 and 2014, respectively. In 2014 all $2,600 were paid to Anton & Chia, LLP. In 2015 Anton and Chia, LLP received $5,040 and Liggett and Webb, PA received $17,500. Included in 2015 audit fees is an estimate of $15,000 for the year end audit.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title
3.1	Certificate Of Incorporation (1)
3.2	By-Laws (1)
4.1	Form of Warrant dated September 17, 2015 to Purchase Common Stock (2)
4.2	10% Convertible Debenture by and between the Company and Newel dated April 1, 2016 (3)
4.3	Warrant to Purchase Common Stock by and between the Company and Newel dated April 1, 2016 (3)
10.1	Consulting Agreement between Michael Farkas and the Company dated February 6, 2015 (1)
10.2	Service Agreement between Bang Holdings Corp. and the Company dated August 22, 2014 (1)
10.3	Form of Securities Purchase Agreement dated September 17, 2015, by and between Balance Labs, Inc. and certain investors (2)
10.4	Investment Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.5	Registration Rights Agreement by and between the Company and Newel dated April 1, 2016 (3)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K field with the SEC on April 8, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Date:	April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	President, Chief Executive Officer, and Chief Financial Officer and Chairman of the Board	April 14, 2016
Michael D. Farkas	(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

/s/ Carmen Villegas	Secretary and Director	April 14, 2016
Carmen Villegas

/s/ Aviv Hillo	Director	April 14, 2016
Aviv Hillo

