Form 10-Q
period 2016-03-31
Balance Labs, Inc.
filed 2016-05-16
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1146785
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1111 Lincoln Road, 4th Floor
Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 16, 2016, the registrant had 21,620,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

BALANCE LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets

Current Assets
Cash	$347	$19,071
Prepaid Expenses	3,151	3,151
Total Current Assets	3,498	22,222

Investment-Related Party	500	500

Total Assets	$3,998	$22,722

Liabilities and Stockholders’ Deficit
Accounts Payable-Related Parties	$245,232	$199,679
Accounts Payable	46,061	36,955
Note Payable, net of discount of $0 and $18,190, respectively	25,000	6,810
Short term advances-related party	50,334	21,620
Total Current Liabilities	366,627	265,064

Total Liabilities	366,627	265,064

Commitments and contingencies see Note 8

Stockholders’ Deficit
Preferred stock,$0.0001 par value Authorized, 50,000,000 shares; none issued and outstanding as of March 31, 2016 and December 31, 2015
Common Stock, $0.0001 par value; Authorized 500,000,000 shares;20,620,000 issued and outstanding, as of March 31, 2016 and December 31, 2015	2,062	2,062
Additional Paid in Capital	129,943	129,943
Accumulated Deficit	(494,634)	(374,347)

Total Stockholders’ Deficit	(362,629)	(242,342)

Total Liabilities and Stockholders’ Deficit	$3,998	$22,722

See the accompanying notes to these unaudited condensed financial statements

Balance Labs Inc

Condensed Statements of Operations

(Unaudited)

	For the Three	For the Three
	Months Ended	Month Ended
	March 31, 2016	March 31, 2015
Revenue-related party	$-	$19,500

Operating Expenses
General and Administrative expenses	8,400	24,714
Professional fees	5,507	8,540
Salaries and Wages	42,137	23,109
General and administrative expenses-related parties penses related parties	45,000	45,000

Total Operating Expenses	101,044	101,363

Loss from Operations	(101,044)	(81,863)

Other Expenses
Interest expense (includes amortization of warrants on note) on note of $18,190)	(19,243)	-

Loss before provision for income taxes	(120,287)	(81,863)

Provision for Income Taxes	-	-

Net Loss	$(120,287)	$(81,863)

Net Loss per share-Basic and Diluted	$(0.01)	$(0.00)

Weighted average Number of Common Shares Outstanding-Basic and Dilutive	20,620,000	20,333,333

See the accompanying notes to these unaudited condensed financial statements

Balance Labs Inc

Condensed Statement of Cash Flows

(unaudited)

	For the three	For the three
	Months Ended	Months ended
	March 31, 2016	March 31, 2015
Cash Flows from operating activities
Net Loss	$(120,287)	$(81,863)

Adjustments to reconcile net loss to net cash(used in) provided by operating activities:
Stock for services	-	40
Amortization of Debt Discount	18,190	-
Changes in operating assets and liabilities
Prepaid expenses	-	(3,151)
Accounts Payable and accrued expenses	9,106	10,229
Accounts Payable-related parties	45,553	30,000
Net Cash provided by (used in) Operating Activities	(47,438)	(44,745)

Cash from Financing Activities
Proceeds from short-term advances-related parties	31,714
Repayments of short-term advances-related parties	(3,000)	(1,105)
Net Cash Provided from financing activities	28,714	(1,105)

Net Cash Decrease	(18,724)	(47,087)

Net Cash beginning of the year	19,071	66,158

Cash at the end of the period	$347	$19,071

See the accompanying notes to these unaudited condensed financial statements

BALANCE LABS, INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2016

(Unaudited)

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial position of Balance Labs as of March 31, 2016 and the unaudited condensed results of its operations and cash flows for the three months ended March 31, 2016. The unaudited condensed results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2015 was filed with the Securities and Exchange Commission on April 14, 2016.

Note 2 – Liquidity

The Company’s cash flow used in operating cash flows was $47,438 for the three months ended March 31, 2016. As discussed in Note 8, the Company has raised $500,000 subsequent to the March 31, 2016. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Concentrations and Credit Risk

One customer provided 100% of revenues during the three month period ended March 31, 2015. See Note 5 – Related Party Transactions for additional details.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investment – Related Party

Investment – related party is recorded at cost.

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. The effect of 320,000 and 0 warrants for the three months ended March 31, 2016 and 2015, respectively was anti dilutive and not included in dilutive loss per share.

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

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the period ended March 31, 2016 and the year ended December 31, 2015, advertising, marketing and promotion expense was $795 in 2016 and $1,791 in 2015, respectively.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2016 presentation. These reclassifications have no impact on the previously reported net loss.

Recently Issued Accounting Pronouncements

The Company has evaluated all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

Note 4 – Stockholders’ Deficit

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Warrants

The following table summarizes warrants outstanding as of March 31, 2016, and the related changes during the periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2015	320,000	0.50
Granted	320,000	0.50
Exercised	-	-
Forfeited	-	-

Balance at March 31, 2016	320,000	$0.50

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $30,000 and $30,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, $204,000 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the three months ended March 31, 2016 and 2015, the Company expensed $15,000 and $15,000, respectively, for rent and office services which are included in general and administrative expenses to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of March 31, 2016, $40,000 was unpaid and was included in accounts payable – related parties on the condensed balance sheet.

During the three months ended March 31, 2016, the Company’s CEO provided the Company unsecured short-term advances aggregating $31,714. The advances earn interest at a rate of 8% per annum and are payable on demand. During the three months ended March 31, 2016, the Company repaid an aggregate of $3,000 of short-term advances to the Company’s CEO and entities controlled by the Company’s CEO. For the three months ended March 31, 2016, the company recorded $553 of interest expense. The outstanding balance as of March 31, 2016 was $50,334.

Note 6 – Commitments and Contingencies

Litigation, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Note 7 – Convertible Note Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and is due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. As of March 23, 2016, the note is in default. As of March 31, 2016, the accrued interest on the note is $542.

The note also contains a five year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020.

Note 8 – Subsequent Events

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert.

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newel Trading Group LLC, a Delaware limited liability company (“Newel”) whereby Newel is obligated, providing the Company has met certain conditions including the filing of a Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, Company issued 1,000,000 non-registrable shares of Company’s common stock and three year warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share, expiring March 23, 2019.

On April 2016, the Company repaid $81,000 to related parties for various advances and accounts payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed results of operations and financial condition of Balance Labs, Inc. (“Balance Labs” or the “Company”) for the three months ended March 31, 2016 should be read in conjunction with our condensed financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our registration statement on Amendment No. 3 to Form S-1 (the “Risk Factors”) filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2015 and declared effective by the SEC on June 15, 2015. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Results of Operations

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

Overview

We reported a net loss of $120,287 and $81,863 for the three months ended March 31, 2016 and 2015, respectively, an increase of $38,424, or 47%, primarily due to a $19,500 reduction in revenues and increased interest expense of $19,243.

Revenues

For the three months ended March 31,1915, we generated $19,500 of revenues which resulted from our professional service agreement with an entity in which our CEO has an indirect 19% interest. We had no revenues during the three months ended March 31,2016.

General and administrative expenses

General and administrative expenses were $8,400 and $24,714 for the three months ended March 31,2016 and 2015, respectively, a decrease of $16,314, or 66%, primarily due to a decrease in costs associated with the initial public offering.

Interest expense

Interest expense for the three months ended March 31, 2016 and 2015 was $19,243 and $0, respectively, which was attributable to the short term advances provided by our CEO, and the amortization of debt discount on a $25,000 note.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2016	December 31, 2016
	(Unaudited)
Cash	$347	$19,071
Working capital (deficiency)	$(363,129)	$(242,842)

Availability of Additional Funds

Except for the monthly consulting fee to our CEO and Chairman of the Board and the month-to-month lease of our office space, as described elsewhere in this Quarterly Report, we currently do not have any material commitments for capital expenditures. In addition, as of March 31, 2016, with regards to our professional service agreement that provided 100% of our revenues since inception, we and our client have fully satisfied our professional service and payment obligations under the agreement, respectively. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need to raise additional capital in order to have sufficient working capital in reserve. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients. If there are significant delays in bringing in new clients before we raise additional capital, it may be necessary to delay our vendor payments to related parties. If we’re not successful in obtaining new clients, we may exhaust our capital reserves and need to suspend our operations until we obtain sufficient funding.

As of March 31, 2016, the Company had a working capital deficiency of $363,129. The Company’s cash flow used in operating cash flows was $(47,438) for the three months ended March 31, 2016. As discussed in Note 8 of the financial statements, the Company has raised $500,000 subsequent to March 31, 2016. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

During the three months ended March 31, 2016, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2016 in the amount of $47,438. The net cash used in operating activities was primarily due to cash used to fund a net loss of $120,287 adjusted for non-cash expenses of $18,190 and by a $54,659 increase in accrued expenses and other current liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31,2016 was $28,714 related to $31,714 of proceeds from short term advances from related parties partially offset by the repayment of $3,000 of short term advances from related parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K which was filed with the SEC on April 14, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (2003).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of March 31, 2016.

Based upon our evaluation, we have determined that, as of March 31, 2016, there were material weaknesses in our internal control over financial reporting. As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, and (iii) a lack of documentation evidencing the controls that do exist were operating effectively. In light of these material weaknesses, management has concluded that, as of March 31, 2016, the Company did not maintain effective internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

On December 23, 2015 the Company issued a secured convertible promissory note in the amount of $25,000. The note became due on March 23, 2016 and is now in default. The note carries a default interest rate of $18%. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. As of March 31, 2016, the accrued interest on the note is $542.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits #	Title
3.1	Certificate Of Incorporation (1)
3.2	By-Laws (1)
4.1	Form of Warrant dated September 17, 2015 to Purchase Common Stock (2)
4.2	10% Convertible Debenture by and between the Company and Newel dated April 1, 2016 (3)
4.3	Warrant to Purchase Common Stock by and between the Company and Newel dated April 1, 2016 (3)
10.1	Consulting Agreement between Michael Farkas and the Company dated February 6, 2015 (1)
10.2	Service Agreement between Bang Holdings Corp. and the Company dated August 22, 2014 (1)
10.3	Form of Securities Purchase Agreement dated September 17, 2015, by and between Balance Labs, Inc. and certain investors (2)
10.4	Investment Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.5	Registration Rights Agreement by and between the Company and Newel dated April 1, 2016 (3)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BALANCE LABS, INC.

Dated: May 16, 2016	By:	/s/ Michael D. Farkas
	Name:	Michael D. Farkas
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

