Form 10-Q
period 2016-06-30
Balance Labs, Inc.
filed 2016-08-22
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1146785
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1111 Lincoln Road, 4th Floor

Miami Beach, Florida

(Address of principal executive offices)

(305) 907-7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 22, 2016, there were 21,620,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	Consolidated
	(unaudited)
Assets

Current Assets
Cash	$162,259	$19,071
Other Receivable-Related Party	15,000	-
Prepaid Expenses	31,151	3,151
Total Current Assets	208,410	22,222

Fixed Assets, net	5,474	-

Investment at fair value-Related Party	750,000	500

Total Assets	$963,884	$22,722

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities
Accounts Payable-Related Parties	$187,318	$199,679
Accounts Payable	25,437	36,955
Note Payable, net of discount of $ 375,000 and $18,190	150,000	6,810
Short-term advance related party	-	21,620
Total Current Liabilities	362,755	265,064

Commitments and Contingencies (see Note 6)	-	-

Stockholders Equity (Deficit)
Preferred stock, $.0001 par value; Authorized 50,000,000 shares, non issued and outstanding as of June 30, 2016 and December 31, 2015	-	-

Common stock, $.0001 par value; Authorized 500,000,000 shares, 21,620,000 issued and outstanding as of June 30, 2016 and 20,620,000 issued and outstanding as of December 31, 2015	2,162	2,062
Additional Paid in Capital	629,843	129,943
Accumulated Deficit	(780,376)	(374,347)
Accumulaed Other Comprehensive Income	749,500	-
Total Stockholder’s Equity (Deficit)	601,129	(242,342)

Total Liabilities and Stockholder’s Equity (Deficit)	$963,884	$22,722

See the accompanying notes to these unaudited condensed consolidated financial statements

Balance Labs Inc and Subsidiaries

Condensed Statements of Operations

(unaudited)

	For the three	For the three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Consolidated)		(Consolidated)
Revenue -related party	$-	$19,500	$-	$39,000

Operating Expenses:
General and Administrative expenses	43,182	16,908	51,582	41,662
Professional Fees	33,201	4,772	38,708	13,312
Salaries and Wages	26,195	18,456	68,332	41,525
General and Administrative expenses related party	45,000	45,000	90,000	90,000

Total Operating Expenses	147,578	85,136	248,622	186,499

Loss from Operations	(147,578)	(65,636)	(248,622)	(147,499)

Other Expenses
Interest expenses(includes amortization of warrants on note)	(138,164)	(40)	(157,407)	(40)

Net Loss	(285,742)	(65,676)	(406,029)	(147,539)

Other Comprehensive Income	749,500	-	749,500	-

Comprehensive Income (loss)	$463,758	$(65,676)	$343,471	$(147,539)

Net (Loss) per share-Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average Number of Common Shares Outstanding - Basic and Diluted	21,620,000	23,620,000	21,120,000	20,366,850

See the accompanying notes to these unaudited consolidated condensed financial statements

Balance Labs, Inc,

Condensed Statements of Cash Flow

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
	(Consolidated)

Cash Flows from Operating Activities:
Net Loss	$(406,029)	$(147,539)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock based compensation	-	40
Amortization of Debt Discount	143,190	-
Changes in operating assets and liabilities
Prepaid expenses	(28,000)	(3,151)
Other Receivable-related party	(15,000)	-
Accounts Payable-related party	(12,361)	65,000
Accounts Payable and accrued expenses	(11,518)	8,946
Accrued interest-related party	-	40

Net Cash used in Operating Activities	(329,718)	(76,664)

Net Cash Provided from Investing
Fixed Assets, net of depreciation	(5,474)	-
Net Cash Used in Investing Activities	(5,474)	-

Cash Flows from Financing Activities
Proceeds from short term advances-related party	30,610	13,000
Repayments of short-term advances-related party	(52,230)	(1,105)
Proceeds from Note Payable	500,000	-
Net Cash Provided by Financing Activities	478,380	11,895

Net Increase (Decrease) in Cash	143,188	(64,769)
Cash-Beginning of Period	19,071	66,158

Cash End of Period	$162,259	$1,389

Supplemental Disclosures
Cash paid for interest	$573	$-
Cash paid for Income Taxes	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

BALANCE LABS, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2016

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of June 30, 2016 and the unaudited condensed consolidated results of its operations and cash flows for the six months ended June 30, 2016. The unaudited condensed consolidated results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2015 was filed with the Securities and Exchange Commission on April 14, 2016.

Note 2 – Liquidity

The Company’s cash flow used in operating cash flows was $329,718 for the six months ended June 30, 2016. As discussed in Note 7, the Company has raised $500,000 which was received on April 3, 2016. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Concentrations and Credit Risk

One customer provided 100% of revenues during the three and six month periods ended June 30, 2015.

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

Management has evaluated and concluded that there is material tax positions requiring recognition in the Company’s financial statements as of June 30, 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investment – Related Party

Investment – related party is recorded at fair value on June 30, 2016. The Company holds its investments as available for sale securities.

Principles of Consolidation

The consolidated financial statements include the company’s majority owned entities, both wholly owned corporate

Subsidiaries (Balance Labs LLC., from April 15, 2016 and Balance AgroTech Co., from January 11, 2016). All significant intercompany transactions are eliminated.

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. The effect of 2,320,000 and 320,000 warrants for the six months ended June 30, 2016 and 2015, respectively was anti dilutive and not included in dilutive loss per share.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2016.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$749,500	$-	$-	$749,500
Total Assets measured at fair value	$749,500	$-	$-	$749,500

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2015.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$500	$-	$-	$500
Total Assets measured at fair value	$500	$-	$-	$500

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2016	$500

Unrealized gain on (level 3) June 30, 2016	749,500

Ending Balance as of June 30, 2016	$750,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the six month period ended June 30, 2016 and the six months ended June 30, 2015, advertising, marketing and promotion expense was $1,171 in 2016 and $0 in 2015, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “ .The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Warrants

The following table summarizes warrants outstanding as of June 30, 2016, and the related changes during the periods are presented below.

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2015	320,000	0.50
Granted	2,000,000	3.50
Exercised	-	-
Forfeited	-	-

Balance at June 30, 2016	2,320,000	$3.08

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $60,000 and $60,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, $187,318 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the six months ended June 30, 2016 and 2015, the Company expensed $30,000 and $30,000, respectively, for rent and office services which are included in general and administrative expenses related party to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of June 30, 2016 ,no monies were owed,.

During the six months ended June 30, 2016, the Company’s CEO provided the Company unsecured short-term advances aggregating $30,610 The advances earn interest at a rate of 8% per annum and are payable on demand. During the six months ended June 30, 2016, the Company repaid an aggregate of $52,230 of short-term advances to the Company’s CEO and entities controlled by the Company’s CEO. For the six months ended June 30, 2016, the company recorded $1,232 of interest expense. The outstanding balance as of June, 2016 was $659.

On May 4, 2016 the company began compensating its board member Aviv Hillo, $2,500 per month for his consulting and advisory services.

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

Rent

The Company has discontinued paying a related company $5,000 a month as rent on a month to month basis as of July 31, 2016. It has been recorded in general and administrative expenses-related parties on the statement of operations. The company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending September 30, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the company will have to pay 50% of the CAM charges as additional rent.

Acquisition

The company’s subsidiary Balance AgroTech Co., on April 4, 2016 entered into an agreement with Pimi Agro Cleantech Ltd. (Pimi)where the Shareholders of Pimi would exchange 100% of their shares for 15,400,000 Series A Preferred Shares in Balance Agrotech Co. The preferred shares will pay a cash dividend of 2.5% or 5% PIK dividend at the election of the company. The company will use its best efforts for the filing of documents to allow the public trading of the Company’s common shares. The stated value of the preferred shares is $1.00. The original agreement called for a closing within 45 days from April 4, 2016. The agreement has been extended. A closing is planned for August, 2016.

Note 7 – Convertible Note Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and is due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. As of March 23, 2016, the note is in default. As of June 30, 2016, the accrued interest on the note is $1,596.

The note also contains a five year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020.

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that will be amortized over the life of the note. As of June 30, 2016 accrued interest of the note is $12,500 and amortized $125,000 of debt discount to interest expense.

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newel Trading Group LLC, a Delaware limited liability company (“Newel”) whereby Newel is obligated, providing the Company has met certain conditions including the filing of a Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, Company issued 1,000,000 non-registrable shares of Company’s common stock with a fair value of $125,000 and three year warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share, expiring March 23, 2019. The black scholes option pricing model with the following assumptions were used to value the warrants. Expected volatility of 559%, expected life of 3 years, risk free rate of return of 0.9% and expected dividend yield of 0%. The warrants had a fair value of $250,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed results of operations and financial condition of Balance Labs, Inc. (“Balance Labs” or the “Company”) for the six months ended June 30, 2016 should be read in conjunction with our condensed financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our registration statement on Amendment No. 3 to Form S-1 (the “Risk Factors”) filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2015 and declared effective by the SEC on June 15, 2015. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We were incorporated on June 5, 2014 under the laws of the State of Delaware. We are a consulting firm that provides business development and consulting services to startup and development-stage companies. We provide businesses in various industries with customized consulting services to meet their business needs and help them improve their business models, sales and marketing plans and internal operations, as well as introduce these businesses to experienced professional contacts that would be vital to the success of these companies. The Company is not a registered investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and does not engage primarily, in the business of investing, reinvesting, or trading in securities. The Company is not managed like an active investment vehicle, is not an investment company registered under the 1940 Act, and is not required to register under the 1940 Act.

Our business focuses on providing advice to entrepreneurs and assisting business owners so that their ideas can be fully developed and implemented. Due to limited resources, lack of experienced management and competing priorities, startup and developmental stage companies are not operating as efficiently as they can be, and therefore would benefit from an outside party that could assist in developing and executing certain strategies. We utilize our knowledge in developing businesses, share practical experiences with our clients and introduce the business owners to experienced professionals who could help these inexperienced entrepreneurs further implement their ideas. Startups and development stage businesses across all industries commonly experience these certain “growing pains”.

Plan of Operations

Our plan is to prepare our clients for the many inevitable challenges they will encounter and to develop a customized plan for them to help overcome these obstacles, so that they can focus on marketing their product(s) and/or service(s) to their potential customers.

Although we’ve only worked with one client since inception, our goal is to add and service a minimum of two to three new clients between now and the end of 2016. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for an on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

During the quarter ended June 30, 2016, the Company activated one subsidiary, Balance Labs, LLC, and added one more, Balance AgroTech Co. BalanceLabs LLC., is strictly a management company that provides necessary administrative services to small companies. We anticipate that Balance AgroTech Co., will be acquiring Pimi Agro CleanTech LTD. “Pimi” has developed a preservation method to extend the life of produce being sold into the market place.

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

Results of Operations

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015 and the Three months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

Overview

We reported a net loss of $406,029 and $147,539 for the six months ended June 30, 2016 and 2015, respectively, an increase of $258,490, or 175%, primarily due to a $39,000 reduction in revenues and increased interest expense of $157,367. For the three months ended June 30, 2016 we reported a loss of $285,742 and a loss of $65,676 for the three months ended June 30, 2015, an increase of 335%. This was mainly due to an increase in interest expense, and professional fees.

Revenues

For the six months ended June 30, 2016, we generated no revenue, for the six months ended June 30,2015 we generated $39,000 from an entity which our CEO has an indirect 19% interest. For the three months ended June 30, 2016, we generated no revenue as compared to $19,500 for the same period, the previous year.

General and administrative expenses

General and administrative expenses were $141,582 and $131,662 for the six months ended June 30, 2016 and 2015, respectively, an increase of $9,920 or 7%. For the three months ended June 30, 2016 and 2015, general and administrative expenses were $88,182 and $61,908, an increase of $26,274 or 42%. The increase cost was a result of higher accounting, consulting, and transfer agent fees.

Interest expense

Interest expense for the six months ended June 30, 2016 and 2015 was $157,407 and $40, respectively, which was attributable to the short term advances provided by our CEO, and the amortization of debt discount on the $25,000 and $500,000 notes. For the three months ended June 30, 2016 and 2015 interest was $138,164 and $40 respectively, an increase of $138,124. This increase is the result of the amortization of debt discount and short term advances as stated above.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Cash	$162,259	$19,071
Working capital (deficiency)	(154,345)	$(242,842)

Investment Agreement

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newel Trading Group LLC, a Delaware limited liability company (“Newel”) whereby Newel is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, Company issued 1,000,000 non-registrable shares of Company’s common stock.

Availability of Additional Funds

Except for the monthly consulting fee to our CEO and Chairman of the Board and the lease of our office space, as described elsewhere in this Quarterly Report, we currently do not have any material commitments for capital expenditures. In addition, as of June 30, 2016, with regards to our professional service agreement that provided 100% of our revenues since inception, we and our client have fully satisfied our professional service and payment obligations under the agreement, respectively. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need additional capital. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients.

As of June 30, 2016, the Company had a working capital deficiency of $154,345. The Company’s cash flow used in operating cash flows was $(329,718) for the six months ended June 30, 2016. As discussed in Note 7 of the financial statements, the Company has raised $500,000. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will not need additional capital resources to meet projected cash flow requirements for the next twelve months.

During the six months ended June 30, 2016, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2016 in the amount of $329,718. The net cash used in operating activities was primarily due to cash used to fund a net loss of $406,029 adjusted for non-cash expenses of $143,190 and by a $66,879 net increase in accrued expenses and other current liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30,2016 was $478,380 related to $30,610 of proceeds from short term advances from related parties offset by the repayment of $52,230 of short term advances from related parties. In addition, we received $500,000 for a convertible debenture (See Note 7 in the Financial Statements)

Off-Balance Sheet Arrangements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

This Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Quarterly Report on Form 10-Q, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of the period covered by this Quarterly Report on Form 10-Q, it had material weaknesses in its internal control procedures.

As of period covered by this Quarterly Report on Form 10-Q, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls, Lack of Audit Committee and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing.

The Company does not have an audit committee and therefore there is no independent review and independent oversight over the Company’s financial reporting.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter at end of the fiscal year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2016, the Company received $500,000 from an institutional investor in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $0.25 per share unless the convertible debenture is paid by the Company prior to the election of the holder to convert.

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newel Trading Group LLC, a Delaware limited liability company (“Newel”) whereby Newel is obligated, providing the Company has met certain conditions, including the filing of a Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a put notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, the Company issued 1,000,000 non-registrable shares of Company’s common stock with a fair value of $125,000 and three year warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share, expiring March 23, 2019.

The preceding securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

On December 23, 2015 the Company issued a secured convertible promissory note in the amount of $25,000 (the “Note”). The Note became due on March 23, 2016 and is now in default. The Note carries a default interest rate of $18%. The Note further contains a provision that the lender may convert any part of the Note, including accrued interest that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. As of June 30, 2016, the accrued interest on the Note is $1,596.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1	10% Convertible Debenture by and between the Company and Newel dated April 1, 2016 (incorporated herein by reference to Exhibit 4.1 in the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 8, 2016)

4.1	Warrant to Purchase Common Stock by and between the Company and Newel dated April 1, 2016 (incorporated herein by reference to Exhibit 4.1 in the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 8, 2016)

10.1	Investment Agreement by and between the Company and Newel dated April 1, 2016 (incorporated herein by reference to Exhibit 10.1 in the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 8, 2016)

10.2	Registration Rights Agreement by and between the Company and Newel dated April 1, 2016 (incorporated herein by reference to Exhibit 10.2 in the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 8, 2016)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BALANCE LABS, INC.

Dated: August 22, 2016	By:	/s/ Michael D. Farkas
	Name:	Michael D. Farkas
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

