Form 10-Q
period 2016-09-30
Balance Labs, Inc.
filed 2016-11-17
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 17, 2016, there were 21,620,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs Inc and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets

Current Assets
Cash	$131,813	$19,071
Other Receivable-related party	30,000
Prepaid expenses	42,923	3,151
Total Current Assets	204,736	22,222

Fixed Assets	4,754	-

Investments
Investment	2,000	-
Investment at Fair Value-related party	715,000	500

Total Assets	$926,490	$22,722

Liabilities and Stockholder’s Equity(Deficit)

Current Liabilities
Accounts Payable-related parties	$221,659	$199,679
Accounts Payable and accrued expenses	54,306	36,955
Note payable-net of discount-of $250,000 and $18,190	275,000	6,810
Short term advance related party	659	21,620
Total Current Liabilities	551,624	265,064

Long-term Liabilities
Notes payable-related party net of discount of $111,428 and $0	8,572	-
Total Liabilities	560,196	265,064

Commitments and contingencies(see note6)

Stockholder’s Equity
Preferred stock, $.0001 par value: Authorized 50,000,000 shares, non-issued and outstanding as of September 30, 2016 and December 31, 2016
Common stock, $.0001 par value: Authorized 500,000,000 shares. 21,620,000 and 20,620,000 respectively issued and outstanding as of September 30, 2016 and December 31, 2015	2,162	2,062
Additional Paid in Capital	741,271	129,943
Accumulated Deficit	(1,091,639)	(374,347)
Accumulated other comprehensive income	714,500	-
Total Stockholder’s Equity(Deficit)	366,294	(242,342)

Total Liabilities and Stockholder’s Equity(Deficit)	$926,490	$22,722

See the accompanying notes to these unaudited condensed consolidated financial statements

Balance Labs Inc and Subsidiaries

Statement of Operations

(unaudited)

	For the three	For the three	For the nine	For the nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Consolidated)		(Consolidated)
Revenue- related party	-	-	-	$39,000

General and Administrative expenses	46,764	8,866	98,346	100,453
Professional Fees	38,034	21,479	76,792	27,291
Salaries and Wages	38,414	16,686	106,746	60,786
General and Administrative expenses-related party	50,000	45,000	140,000	90,000

Total Operating Expenses	173,212	92,031	421,884	278,530

Loss from Operations	(173,212)	(92,031)	(421,884)	(239,530)

Other Expenses
Interest expense (includes amortization of warrants on note)	(138,001)	(496)	(295,408)	(536)

Net Loss	$(311,263)	$(92,527)	$(717,292)	$(240,066)

Other Comprehensive (Loss) Income	(35,000)	-	714,500	-

Comprehensive (Loss) Income	(346,263)	(92,527)	(2,792)	(240,066)

Net (Loss) per share Basic and Diluted	$(0.01)	(0.00)	$(0.03)	(0.01)

Weighted average Number of Common Shares Outstanding- Basic and Diluted	21,620,000	20,388,497	21,287,000	20,431,086

See the accompanying notes to these unaudited condensed consolidated financial statements

Balance Labs Inc

Condensed Statement of Cash Flows

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015
	(Consolidated)
Cash Flows from Operating Activities
Net Loss	(717,292)	(240,066)
Adjustments to reconcile Net Loss to net cash used in operations
Stock-Based Compensation		40
Depreciation expense	720
Amortization of Debt Discount	268,190	-
Changes in Operating Assets and Liabilities
Other Receivable	(30,000)	-
Prepaid Expenses	(39,772)	(3,151)
Accounts Payable and Accrued Expenses	17,351	4,053
Accounts Payable and Accrued Expenses - Related Party	21,980	107,036

Net cash used in Operating Activities	(478,823)	(132,088)

Cash Flows from Investing Activities
		-
Purchase of Equipment	(5,474)	-
Purchase of Investments	(2,000)	-
Net cash used in Investing Activities	(7,474)	-

Cash Flows from Financing Activities
Note Payable, related party	120,000	-
Note Payable	500,000	-
Proceeds from short term advances -related parties	-	37,340
Repayments of loans -related party	(20,961)	(38,325)
Sales of Common Stock and Warrants	-	110,000
Net cash provided by Financing Activities	599,039	109,015
Net cash increase (decrease) for period	112,742	(23,073)

Cash at beginning of period	19,071	66,158

Cash at end of period	131,813	43,085

See the accompanying notes to these unaudited condensed consolidated financial statements

BALANCE LABS, INC.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2016

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of September 30, 2016 and the unaudited condensed consolidated results of its operations and cash flows for the nine months ended September 30, 2016. The unaudited condensed consolidated results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2015 was filed with the Securities and Exchange Commission on April 14, 2016.

Note 2 – Going Concern

The attached financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company used $478,823 of cash in operating activities and currently has $131,813 in cash. This will sustain the Company for only 3.9 months without additional funds. Management plans to raise additional capital within the next two months that will sustain its operations for the next year. In addition, the company will begin an active marketing campaign to market its services.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Concentrations and Credit Risk

One customer provided 100% of revenues during the three and nine month periods ended September 30, 2015.

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

Management has evaluated and concluded that there is material tax positions requiring recognition in the Company’s financial statements as of September 30, 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investment – Related Party

Investment – related party is recorded at fair value on September 30, 2016. The Company holds its investments as available for sale securities.

Principles of Consolidation

The consolidated financial statements include the company’s majority owned entities, all two wholly owned corporate subsidiaries (Balance Labs LLC., from April 15, 2016, Balance AgroTech Co., from January 11, 2016). All significant intercompany transactions are eliminated.

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 2,920,000 and 320,000 warrants and 2,120,000 and 0 shares from convertible notes payable for the nine months ended September 30, 2016 and 2015, respectively were anti dilutive and not included in dilutive loss per share.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2016.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$717,000	$2,000	$-	$715,000
Total Assets measured at fair value	$717,000	$2,000	$-	$715,000

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2015.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$500	$-	$-	$500
Total Assets measured at fair value	$500	$-	$-	$500

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2016	$500

Unrealized gain on (level 3) September 30, 2016	714,500

Ending Balance as of September 30, 2016	$715,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the nine month period ended September 30, 2016 and the nine months ended September 30, 2015, advertising, marketing and promotion expense was $6,595 in 2016 and $0 in 2015, respectively.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing ” .The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Warrants

The following table summarizes warrants outstanding as of September 30, 2016, and the related changes during the periods are presented below.

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2015	320,000	0.50
Granted	2,600,000	3.50
Exercised	-	-
Forfeited	-	-

Balance at September 30, 2016	2,920,000	$4.00

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $35,000 and $90,000 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, $217,318 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the nine months ended September 30, 2016 and 2015, the Company expensed $5,000 and $5,000, respectively, for rent and office services which are included in general and administrative expenses related party to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of September 30, 2016, $5,000 was owed.

The Company billed $30,000 to a related company, 100% owned by the Company’s CEO. For administrative and accounting services. As of September 30, 2016, the $30,000 has not been paid.

During the nine months ended September 30, 2016, the Company’s CEO or related party provided the Company unsecured short-term advances aggregating $31,842. The advances earn interest at a rate of 8% per annum and are payable on demand. During the nine months ended September 30, 2016, the Company repaid an aggregate of $52,803 of short-term advances to the Company’s CEO and entities controlled by the Company’s CEO. For the nine months ended September 30, 2016, the company recorded $1,232 of interest expense. The outstanding balance as of September, 2016 was $659.

On September 30, 2016, the CEO loaned $120,000 to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. See Note 7

On May 4, 2016 the company began compensating its board member Aviv Hillo, $2,500 per month for his consulting and advisory services. The expense for the nine month period ended September 30, 2016 was $7,500 compared to $0 for the same period last year.

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

Acquisition

The company’s subsidiary Balance AgroTech Co., on April 4, 2016 entered into an agreement with Pimi Agro Cleantech Ltd. (Pimi) where the Shareholders of Pimi would exchange 100% of their shares for 15,400,000 Series A Preferred Shares in Balance Agrotech Co. The preferred shares will pay a cash dividend of 2.5% or 5% PIK dividend at the election of the company. The company will use its best efforts for the filing of a Registration Statement. The stated value of the preferred shares is $1.00. The original agreement called for a closing within 45 days from April 4, 2016. The agreement has been extended. A closing is planned for January, 2017. The Company has spent $15,000 on due diligence as of September 30, 2016.

Note 7 – Convertible Note Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and is due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. As of March 23, 2016, the note is in default. As of September 30, 2016, the accrued interest on the note is $2,730.

The note also contains a five year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020.

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that will be amortized over the life of the note. As of September 30, 2016 accrued interest of the note is $25,000 and amortized $250,000 of debt discount to interest expense.

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newel Trading Group LLC, a Delaware limited liability company (“Newel”) whereby Newel is obligated, providing the Company has met certain conditions including the filing of a Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, Company issued 1,000,000 non-registrable shares of Company’s common stock with a fair value of $125,000 and three year warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share, expiring March 23, 2019. The black scholes option pricing model with the following assumptions were used to value the warrants. Expected volatility of 559%, expected life of 3 years, risk free rate of return of 0.9% and expected dividend yield of 0%. The warrants had a fair value of $250,000. On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10%. In addition, the Company issued the CEO 600,000 warrants with a value of $111,428. The assumptions used to value the warrants are expected volatility of 559%, expected life of 3 years, risk free rate of return of 0.9% and expected dividend yield of 0%.

On September 30, 2016, the Chief Executive Officer of the Company loaned $120,000 to the Company at an interest rate of 10% due on October 1, 2017 (the “Loan”). In connection with the Loan, the Company issue 600,000 warrants at an exercise price of $1.00 which expire on October 1, 2019. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of three years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The Company also has a beneficial conversion discount of $25,714 related to the note issuance.

Note 8 – Subsequent Event

Acquisition

The company’s subsidiary Balance AgroTech Co., on April 4, 2016 entered into an agreement with Pimi Agro Cleantech Ltd. (Pimi) where the Shareholders of Pimi would exchange 100% of their shares for 15,400,000 Series A Preferred Shares in Balance Agrotech Co. The preferred shares will pay a cash dividend of 2.5% or 5% PIK dividend at the election of the company. The company will use its best efforts for the filing of a Registration Statement. The stated value of the preferred shares is $1.00. The original agreement called for a closing within 45 days from April 4, 2016. The agreement has been extended. A closing is planned for January, 2017. The Company has spent $15,000 on due diligence as of September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed results of operations and financial condition of Balance Labs, Inc. (“Balance Labs” or the “Company”) for the nine months ended September 30, 2016 should be read in conjunction with our condensed financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our registration statement on Amendment No. 3 to Form S-1 (the “Risk Factors”) filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2015 and declared effective by the SEC on June 15, 2015. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

During the quarter ended September 30, 2016, the Company activated two subsidiaries, Balance Labs, LLC, Balance AgroTech Co. BalanceLabs LLC, is strictly a management company that provides necessary administrative services to small companies.

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

Acquisition

On April 4, 2016, the Company’s subsidiary Balance AgroTech Co., entered into an agreement with Pimi Agro Cleantech Ltd. (Pimi) where the shareholders of Pimi would exchange 100% of their shares for 15,400,000 Series A Preferred Shares in Balance Agrotech Co. The preferred shares will pay a cash dividend of 2.5% or 5% PIK dividend at the election of the company. The Company will use its best efforts for the filing of documents to allow the public trading of the Company’s common shares. The stated value of the preferred shares is $1.00. The original agreement called for a closing within 45 days from April 4, 2016. The agreement has been extended. A closing is planned for January, 2017.

Results of Operations

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015 and the Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

Overview

We reported a net loss of $717,292 and $240,066 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $477,226 or 199%, primarily due to a $39,000 reduction in revenues and increased interest expense of $294,872. For the three months ended September 30, 2016 we reported a loss of $311,263 and a loss of $92,527 for the three months ended September 30, 2015, an increase of $218,736 or 236%. This was mainly due to an increase in interest expense and professional fees.

Revenues

For the nine months ended September 30, 2016, we generated no revenue, for the nine months ended September 30, 2015 we generated $39,000 from an entity which our CEO has an indirect 19% interest. For the three months ended September 30, 2016, we generated no revenue as compared to no revenue for the same period, the previous year.

General and administrative expenses

General and administrative expenses were $98,346 and $100,453 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $2,107 or 2%. For the three months ended September 30, 2016 and 2015, general and administrative expenses were $46,764 and $8,866, an increase of $37,898 or 428%. The increase cost was a result of higher accounting, consulting and transfer agent fees.

Interest expense

Interest expense for the nine months ended September 30, 2016 and 2015 was $295,408 and $536, respectively, which was attributable to the short term advances provided by our CEO, and the amortization of debt discount on the $25,000 and $500,000 notes. For the three months ended September 30, 2016 and 2015 interest was $138,001 and $496 respectively, an increase of $137,505. This increase is the result of the amortization of debt discount and short term advances as stated above.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Cash	$131,813	$19,071
Working capital (deficiency)	(346,888)	$(242,842)

Investment Agreement

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newel Trading Group LLC, a Delaware limited liability company (“Newel”) whereby Newel is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, Company issued 1,000,000 non-registrable shares of Company’s common stock. The Company also issued Newel 2,000,000 warrants at an exercise price of $3.50.

Availability of Additional Funds

Except for the monthly consulting fee to our CEO and Chairman of the Board and the lease of our office space, as described elsewhere in this Quarterly Report, we currently do not have any material commitments for capital expenditures. In addition, as of September 30, 2016, with regards to our professional service agreement that provided 100% of our revenues since inception, we and our client have fully satisfied our professional service and payment obligations under the agreement, respectively. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need additional capital. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients.

As of September 30, 2016, the Company had a working capital deficiency of $346,888. The Company’s cash flow used in operating cash flows was ($478,823) for the nine months ended September 30, 2016. As discussed in Note 7 of the financial statements, the Company has raised $500,000 in the debt financing. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will need additional capital resources to meet projected cash flow requirements for the next twelve months.

During the nine months ended September 30, 2016, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2016 in the amount of $478,823. The net cash used in operating activities was primarily due to cash used to fund a net loss of $717,292 adjusted for non-cash expenses of $720 and $268,190 increase accounts payable and accrued related party and by a $39,772 net increase in prepared expenses.

Net Cash used in Investing Activities

During the nine month period ended September 30, 2016 the Company purchased $5,474 of office equipment and opened an investment account with a deposit of $2,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 was $599,039 related to $120,000 of proceeds from convertible note payable from related parties offset by the repayment of $20,961 of short term advances from related parties. In addition, we received $500,000 for a convertible debenture (See Note 7 in the Financial Statements)

Off-Balance Sheet Arrangements

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2016, the Chief Executive Officer of the Company loaned $120,000 to the Company at an interest rate of 10% due on October 1, 2017 (the “Loan”). In connection with the Loan, the Company issue 600,000 warrants at an exercise price of $1.00 which expire on October 1, 2019.

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

Item 3. Defaults Upon Senior Securities.

On December 23, 2015 the Company issued a secured convertible promissory note in the amount of $25,000 (the “Note”). The Note became due on March 23, 2016 and is now in default. The Note carries a default interest rate of $18%. The Note further contains a provision that the lender may convert any part of the Note, including accrued interest that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. As of September 30, 2016, the accrued interest on the Note is $2,730.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

Date: November 17, 2016	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

