Form 10-K
period 2016-12-31
Balance Labs, Inc.
filed 2017-04-17
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: none.

As of April 17, 2017, the number of shares of common stock of the registrant outstanding is 21,620,000, par value $0.0001 per share.

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

Marketing and Sales

In October 2016, the company hired a director of marketing. His responsibilities include formalizing business arrangements with third party service providers, directing the development of our website and other online communication tools, and formulating marketing materials to be used during presentations and meetings.

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

Where You Can Find Us

The Company's principal executive office and mailing address is 1691 Michigan Avenue, Suite 601, Miami Beach, FL 33139. Our telephone number is (305) 907-7600.

We have registered the domain name of http://www.balancelabs.com.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Related to Our Business

LIMITED OPERATION HISTORY

The Company was formed on June 5, 2014. Prior to that time, the Company had no operations upon which an evaluation of the Company and its prospects could be based. There can be no assurance that management of the Company will be successful in completing the Company’s business development plan, devise a marketing plan to successfully reach the companies in this field or that the Company will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. The financial statements in this registration statement have been prepared assuming that our company will continue as a going concern. As discussed in the notes to the financial statements, these conditions raise substantial doubt from our independent auditor about our ability to continue as a going concern. Our plans in regard to these matters are also described in the notes to our financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should our company be unable to continue as a going concern.

We may require additional capital to implement our business plan and support our operations. Currently, we have no established bank-financing arrangements. Therefore, depending on the revenue growth rate, we may need to seek additional financing through a future private offering of our equity or debt securities, or through strategic partnerships and other arrangements with corporate partners. We believe we will be successful in these efforts; however, there can be no assurance we will meet our internal revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund our operations on terms agreeable to the our company. These matters raise substantial doubt from our independent auditor about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern. We presently have enough cash on hand to sustain our operations. We anticipate the receipt of funding within such period, but there can be no assurance that it will occur. If we are unable to meet our internal revenue forecasts or obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on the our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

ADVERSE EFFECT TO YOUR INTEREST UPON ADDITIONAL FINANCING

If we raise additional capital subsequent to this Offering through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, we may also have to issue securities that may have rights, preferences and privileges senior to our Common Stock. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.

LIMITED EXPERIENCE IN MANAGING AND OPERATING A PUBLIC COMPANY

Our current management has limited experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including its attorneys and accountants. Failure to adequately comply with laws, rules, or regulations applicable to our business may result in fines or regulatory action, which may materially adversely affect our business, results of operations, or financial condition and could result in delays in the development of an active and liquid trading market for our stock.

SIGNIGFICANT COSTS TO BE A PUBLIC COMPANY

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations. Based on our management’s reasonable estimates, we anticipate that our cost of being a public company, including legal, audit costs, printing, filing fees and other costs will be between $15,000 and $30,000 per year.

SIGNIFICANT ADVERSE IMPACT TO OUR CAPITAL RESERVE OF ANY LIABLE UNINSURABLE CLAIM

Although we are in the process of obtaining the necessary Director and Officer liability insurance, we do not have any insurance to cover potential risks and general liabilities, including, but not limited to, injuries or economic losses arising out of or relating to our omission or errors in providing our services. Even if we decide to obtain insurance coverage in the future, it is possible that: (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high premiums for the additional coverage; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks. We may be exposed to potential uninsured claims for which we could have to expend significant amounts of capital. Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our capital to resolve the uninsured claim.

COMPLETE CONTROL OVER THE COMPANY

Our majority shareholder, Balance Holdings, LLC, which our Chairman of the Board, Michael D. Farkas has investing and dispositive power of, beneficially own approximately 58.82% of our common stock. Mr. Farkas also has investing and dispositive power of Shilo Holding Group LLC, which own approximately 36.44% of our common stock. Therefore, Mr. Farkas is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he also has significant control over our management and policies. The directors elected thereof will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest.

WE ARE AN “EMERGING GROWTH COMPANY,” AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non- convertible debt during the preceding three year period. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a) (2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have not elected to opt in to the extended transition period for complying with the revised accounting standards.

DEPENDENCE ON KEY PERSONNEL

We will be dependent on services from our management team, including Chairman of the Board, Michael D. Farkas, President, CEO and CFO Raphael Perez and Secretary Carmen Villegas. The loss of our officers could have a material adverse effect on the operations and prospects of the Company. Our management is expected to handle all marketing and sales efforts and manage the operations. Their responsibilities include formalizing business arrangements with third party service providers, directing the development of the Company website and other online communication tools, and formulating marketing materials to be used during presentations and meetings. At this time, we do not have any employment agreement with Mr. Perez or Ms. Villegas, though the Company may enter into such an agreement with them on terms and conditions usual and customary for its industry. The Company does not currently have “key man” life insurance on either Mr. Perez or Ms. Villegas.

HIGHLY COMPETITIVE MARKET

There are numerous established companies that offer some combination of marketing, promotional and general consulting services to startup and development stage companies in the industry. In addition, there are a number of large and well-established full-service consulting firms that provide strategy and implementation services to a broad spectrum of industries. We are a new entry into this competitive market and may struggle to differentiate ourselves as a specialist that provides more value for startup and development stage companies.

INDEMNIFICATION AND LIMITATION OF LIABILITY

Our Certificate of Incorporation and By-Laws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Delaware or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

POTENTIAL CLIENTS MAY NOT HAVE THE FUNDS OR THE NEED TO OUT SOURCE THIS WORK

Some companies have the resources to handle the strategy and implementation of these services in-house. Other companies may have limited available resources which will prohibit them from engaging us to help them develop and implement their strategy. Therefore, we risk having a limited niche potential client base.

COMPANY MAY RELY UPON INDEPENDENT CONTRACTORS TO IMPLEMENT SOLUTIONS

In order to implement our services at a scale commensurate with the business plan, we will most likely engage independent contractors who will need to be mentored and actively managed to ensure that their work product meets the standards of our Company. Recruiting, engaging, contracting and maintaining independent contractors who can perform this work could cause delays, unplanned expenses and other adverse results for the Company.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE NOT ABLE TO IMPLEMENT THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT IN A TIMELY MANNER OR WITH ADEQUATE COMPLIANCE, WE MAY BE SUBJECT TO SANCTIONS BY REGULATORY AUTHORITIES.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for fiscal year 2016, provide a management report on the internal control over financial reporting. We are in the preliminary stages of seeking consultants to assist us with a review of our existing internal controls and the design and implementation of additional internal controls that we may determine are appropriate. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be evaluating our internal controls systems to allow management to report on our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or a stock exchange on which our securities may be listed in the future. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC, any stock exchange on which our securities may be listed in the future, or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Inferior internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

To date, we have not evaluated the effectiveness of our internal controls over financial reporting, or the effectiveness of our disclosure controls and procedures, and we will not be required to evaluate our internal controls over financial reporting or disclose the results of such evaluation until the filing of our second annual report. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event an investor could lose his entire investment in our company.

Risks Related to Our Common Stock

NO PUBLIC TRADING MARKET

There is no established public trading marketing for our common stock and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

NOT LIKELY TO PAY DIVIDENDS

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future, but will review this policy as circumstances dictate.

MAY BE SUBJECT NOW AND IN THE FUTURE TO THE SEC’S “PENNY STOCK” RULES

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s principal executive office and mailing address is 1691 Michigan Avenue, Suite 601, Miami Beach, FL 33139. Our telephone number is (305) 907-7600. The Company is currently paying a rent of $8,366 per month for the lease of premises under a sublease from a related party. The primary lease is currently in default.

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

Holders

As of April 17, 2017, we had approximately 49 holders of our common stock.

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

Recent Sales of Unregistered Securities

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000 (the “December 2015 Note”). The December 2015 Note carries an interest rate of 8% and was due on March 23, 2016. The December 2015 Note is secured by all the assets of the Company and further contains a provision that the lender may convert any part of the December 2015 Note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The December 2015 Note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the December 2015 Note is in default. As of December 31, 2016, the accrued interest on the note is $3,988.

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

On September 30, 2016 the Company’s Chief Executive Officer loaned the Company $120,000 in exchange for a convertible note issued by the Company with an interest rate of 10% convertible into common stock at $1.00 (the “Convertible Note”). In addition, the Company issued the Chief Executive Officer 600,000 warrants with a value of $111,428. The warrants had a fair value of $85,714.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information for this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the condensed results of operations and financial condition of Balance Labs, Inc. for the twelve months ended December 31, 2016 should be read in conjunction with our condensed financial statements and the notes thereto that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs.

This Annual Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed herein (the “Risk Factors”). Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Although we’ve only worked with one client since inception, our goal is to add and service a minimum of two to three new clients between now and the end of 2017. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for an on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

During the year ended December 31, 2016, the Company activated five subsidiaries, Balance Labs, LLC., Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. BalanceLabs LLC, is strictly a management company that provides necessary administrative services to small companies. The Company's four subsidiaries, Balance Agrotech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant.

We believe that we can support our year one clients with our existing full-time staff, supplemented with part-time sub-contracted professionals and service providers, as necessary. Between now and the end of 2017, we intend to formalize our relationships with these sub-contractors so that we can offer our clients turn-key business development products and services.

Our primary requirement for funding is for working capital in order to accommodate temporary imbalances between cash receipts and cash expenditures (see “Liquidity and Capital Resources”).

Results of Operations

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015.

Overview

We reported a net loss of $1,134,655 and $365,900 for the year ended December 31, 2016 and 2015, respectively, an increase of $786,755 or 210%, primarily due to a $39,000 reduction in revenues and increased interest expense of $462,168.

Revenues

For the year ended December 31, 2016, we generated no revenue, for the year ended December 31, 2015 we generated $39,000 from an entity which our CEO has an indirect 19% interest.

General and administrative expenses

General and administrative expenses were $170,712 and $111,534 for the year ended December 31, 2016 and 2015, respectively, an increase of $59,178 or 53%. The increase in cost was a result of higher accounting, consulting and transfer agent fees.

Interest expense

Interest expense for the year ended December 31, 2016 and 2015 was $464,622 and $2,454, respectively, which was attributable to the short-term advances provided by our CEO, and the amortization of debt discount on the $25,000 and $500,000 notes.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31, 2016	December 31, 2015

Cash	$16,057	$19,071
Working capital (deficiency)	(776,722)	$(242,842)

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

Availability of Additional Funds

Except for the monthly consulting fee to our CEO and Chairman of the Board and the lease of our office space, as described elsewhere in this Annual Report, we currently do not have any material commitments for capital expenditures. In addition, as of December 31, 2016, with regards to our professional service agreement that provided 100% of our revenues since inception, we and our client have fully satisfied our professional service and payment obligations under the agreement, respectively. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need additional capital. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients.

As of December 31, 2016, the Company had a working capital deficiency of $776,722 The Company’s cash flow used in operating cash flows was $635,073 for the year ended December 31, 2016. As discussed in Note 8 of the financial statements, the Company has raised $665,000 in the debt financing. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon the Company’s current cash flow projections, management believes the Company will need additional capital resources to meet projected cash flow requirements for the next twelve months.

During the year ended December 31, 2016, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2016 in the amount of $635,073. The net cash used in operating activities was primarily due to cash used to fund a net loss of $1,134,655 adjusted for non-cash expenses of $422,374 and $1,815, respectively, an increase in accounts payable and accrued related party by $110,330 and a $33,122 decrease in prepaid expenses.

Net Cash used in Investing Activities

During the year ended December 31, 2016 the Company purchased $9,980 of office equipment and opened an investment account with a deposit of $2,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2016 was $644,039 related to $120,000 of proceeds from convertible note payable and $45,000 from notes payable from related parties offset by the repayment of $20,961 of short term advances from related parties. In addition, we received $500,000 for a convertible debenture (See Note 8 in the Financial Statements).

Our Auditors Have Issued a Going Concern Opinion

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. The financial statements in this registration statement have been prepared assuming that our company will continue as a going concern. As discussed in the notes to the financial statements, these conditions raise substantial doubt from our independent auditor about our ability to continue as a going concern. Our plans in regard to these matters are also described in the notes to our financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should our company be unable to continue as a going concern.

We may require additional capital to implement our business plan and support our operations. Currently, we have no established bank-financing arrangements. Therefore, depending on the revenue growth rate, we may need to seek additional financing through a future private offering of our equity or debt securities, or through strategic partnerships and other arrangements with corporate partners. We believe we will be successful in these efforts; however, there can be no assurance we will meet our internal revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund our operations on terms agreeable to the our company. These matters raise substantial doubt from our independent auditor about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern. We presently have enough cash on hand to sustain our operations. We anticipate the receipt of funding within such period, but there can be no assurance that it will occur. If we are unable to meet our internal revenue forecasts or obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on the our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our S-1 which was filed with the SEC on March 24, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Balance Labs, Inc.

We have audited the accompanying consolidated balance sheets of Balance Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Balance Labs, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced net losses, negative working capital and used cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 17, 2017

Balance Labs Inc and Subsidiaries

Consolidated Balance Sheets

	December 31,2016	December 31,2015

Assets

Current Assets
Cash	$16,057	$19,071
Prepaid expenses	36,273	3,151
Total Current Assets	52,330	22,222

Property and equipment; net	8,653	-

Investments
Investment	2,000	-
Investment at Fair Value-related party	892,250	500

Total Assets	$955,233	$22,722

Liabilities and Stockholder's Equity(Deficit)

Current Liabilities
Accounts Payable-related parties	$251,659	$199,679
Accounts Payable and accrued expenses	95,305	36,955
Convertible Notes payable-net of discount-of $125,000 and $18,190	400,000	6,810
Short term advance related party	659	21,620
Notes payable - related party	45,000	-
Convertible Notes Payable related party-net of discount of $83,571	36,429	-
Total Current Liabilities	829,052	265,064

Commitments and contingencies (see note 7)	-	-

Stockholder's Equity (Deficit)
Preferred stock, $.0001 par value: Authorized 50,000,000 shares, none issued and outstanding as of December 31, 2016 and December 31, 2015, respectively
Common stock, $.0001 par value: Authorized 500,000,000 shares. 21,620,000 and 20,620,000 issued and outstanding as of December 31 , 2016 and December 31, 2015 respectively	2,162	2,062
Additional Paid in Capital	741,271	129,943
Accumulated Deficit	(1,509,002)	(374,347)
Accumulated other comprehensive income	891,750	-
Total Stockholder's Equity(Deficit)	126,181	(242,342)

Total Liabilities and Stockholder's Equity(Deficit)	$955,233	$22,722

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs Inc and Subsidiaries

Consolidated Statements of Operations

	For the year Ended	For the year Ended
	December 31, 2016	December 31, 2015

Revenue related party	$-	$39,000

General and Administrative expenses	170,712	111,534
Professional Fees	113,633	45,019
Salaries and Wages	210,688	95,893
General and Administrative expenses-related party	175,000	150,000

Total Operating Expenses	670,033	402,446

Loss from Operations	670,033	(363,446)

Other Expenses
Interest expense	(464,622)	(2,454)

Net Loss	(1,134,655)	(365,900)

Other Comprehensive Income	891,750	---

Comprehensive Loss	$(242,905)	$(365,900)

Net Loss per share Basic and Diluted	$(0.05)	$(0.02)

Weighted average Number of Common Shares Outstanding-
Basic and Diluted	21,370,000	20,446,848

The accompanying notes are an integral part of the consolidated financial statements

BALANCE LABS INC

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the years ended December 31, 2016 and December 31, 2015

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid in	Accumulated other comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2014	-	$-	20,000,000	$2,000	$	$-	$(8,447)	$(6,447)
Common Stock and Warrants issued for cash	-	-	220,000	22	109,978	-	-	110,000
Stock based compensation	-	-	400,000	40	-	-	-	40
Fair value of warrants issued with convertible notes payable	-	-	-	-	19,965		-	19,965
Net Loss	-	-	-	-	-	-	(365,900)	(365,900)

Balance, December 31, 2015	-	-	20,620,000	2,062	129,943	-	(374,347)	(242,342)

Shares issued with Convertible note payable	-	-	1,000,000	100	124,900	-	-	125,000
Fair value of warrants issued with convertible notes payable and investment agreement	-	-	-	-	361,428	-	-	361,428
Beneficial conversion	-	-	-	-	125,000	-	-	125,000
Net Loss	-	-	-	-	-	-	(1,134,655)	(1,134,655)
Comprehensive Income	-	-	-	-	-	891,750	-	891,750
Balance December 31, 2016	-	$-	21,620,000	$2,162	$741,271	$891,750	$(1,509,002)	$126,181

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs Inc and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year ended
	December 31,2016	December 31,2015

Cash Flows from Operating Activities
Net Loss	$(1,134,655)	$(365,900)
Adjustments to reconcile net loss to net cash used in operations Stock issued for services	-	40
Depreciation Expense	1,327	-
Amortization of Debt Discount	421,047	1,775
Changes in Operating Assets and Liabilities

Prepaid expenses	(33,122)	(3,151)
Accounts Payable and Accrued Expenses	58,350	34,955
Accounts Payable-related party	51,980	129,679

Net Cash used in Operating Activities	(635,073)	(202,602)
Cash Flows from investing activities
Purchase of Equipment	(9,980)	-
Purchase of investments	(2,000)	-
Net Cash Used in Investing Activities	(11,980)	-

Cash Flows from Financing Activities
Proceeds from Convertible Notes Payable-related party	120,000	-
Proceeds from Convertible Notes Payable	500,000	25,000
Proceeds of short term advances-related party	120,000	57,735
Repayments of Loan -related party, net	(20,961)	(37,220)
Sale of Common Stock, net	-	110,000

Net Cash Provided by Financing Activities	644,039	155,515

Net Cash decrease for the year	(3,014)	(47,087)

Net Cash beginning of the year	19,071	66,158

Net Cash end of the year	$16,057	$19,071

Supplemental Disclosure of Cash flow information:
Cash Paid For Interest expense	$-	$2,454
Cash Paid for Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt discount on convertible notes payable	$611,428	$19,965

The accompanying notes are an integral part of the consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015

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

During the years end December 31, 2015 and 2016 the Company added the following wholly owned subsidiaries:

BalanceLabs, LLC., formed October 12, 2015, Balance AgroTech Co., formed July 11, 2016, Advanced AutoTech Co., formed May 10, 2016, Balance Medical Marijuana Co., formed December 22, 2015, Balance Cannabis Co. formed May 13, 2016,.  All intercompany transactions have been eliminated.

The Company leverages its knowledge in developing businesses with entrepreneurs and start up companies’ management whereby it creates a customized plan for them to overcome obstacles so that they can focus on marketing their product(s) and/or service(s) to their potential customers.

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations and has a cash deficiency that raises substantial doubt about its ability to continue as a going concern. The Company used $635,073 of cash in operating activities and currently has $16,057 in cash. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the company will begin an active marketing campaign to market its services.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company had no cash equivalents.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to stock-based compensation and deferred tax assets. Actual results could materially differ from those estimates.

Concentrations and Credit Risk

One customer provided 100% of revenues during the year ended December 31, 2015. See note 6 – Related Party Transactions for additional details.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s financial statements as of December 31, 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2014, 2015 and 2016 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

Investments are recorded at fair value on December 31, 2016 and 2015.

Marketable Securities

The Company holds marketable securities including common shares of BANG Holdings, Corp. which is currently trading on the Over-the-Counter Bulletin Board (OTCBB).. The Company classifies all of its marketable securities as other assets on the balance sheets because they are available-for-sale and not available to fund current operations, marketable securities are stated at fair value with their unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive income (loss) to the statements of operations. Realized gains and losses are determined on the specific identification method and are included in investment and other income, net.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2016, the carrying value of marketable securities was $892,250, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 of the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Other Investment

The Company has $2,000 at overnight cash deposits with COR Clearing.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries (Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015. All significant intercompany transactions are eliminated. The Company's four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant.

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 2,920,000 and 320,000 warrants and 2,331,137 and 0 shares from convertible notes payable for the years ended December 31, 2016 and 2015, respectively were anti-dilutive and not included in loss per share.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Awards granted to directors are treated on the same basis as awards granted to employees.

The Company has computed the fair value of warrants granted using the Black-Scholes option pricing model. The expected term used for warrants is the contractual life. Since the Company’s stock has not been publicly traded for a sufficiently long period, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2016.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$892,250	$-	$-	$892,250
Overnight sweep deposits	$2,000	$2,000	$-	$2,000
Total Assets measured at fair value	$894,250	$2,000	$-	$894,250

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2015.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$500	$-	$-	$500
Total Assets measured at fair value	$500	$-	$-	$500

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2016	$500

Unrealized gain on (level 3) December 31, 2016	891,750

Ending Balance as of December 31, 2016	$892,250

The following is a reconciliation of the level 1 Assets:

Beginning Balance as of January 1, 2016	$-

Cash deposit (level 1) September 7, 2016	2,000

Ending Balance as of December 31, 2016	$2,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2016 and December 31, 2015, advertising, marketing and promotion expense was $24,503 in 2016 and $0 in 2015, respectively.

Property and equipment

Property and equipment consists of furniture and office equipment and is stated at cost less accumulated depreciation. Depreciation is determined by using the straight-line method for furniture and office equipment, over the estimated useful lives of the related assets generally three to five years.

Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the related assets.

Property and equipment as of December 31, 2016 and 2015 consisted of the following:

	Estimated
	Useful Lives	2016	2015
Computer equipment & Software	3 yrs SL	$5,358	$-

Furniture	3 yrs SL	4,622	-
Total		9,980
Less Accumulated Depreciation		1,327	-
Property and Equipment, net		8,653	$-

Depreciation expense for the years ended December 31, 2016 and 2015 totaled $1,327 and $0 respectively. Equipment additions during the years ended December 31, 2016 and 2015 were $9,980 and $0, respectively.

Reclassifications

Certain 2015 amounts have been reclassified for comparative purposes to conform to the fiscal 2016 presentation. These reclassifications have no impact on the previously reported net loss.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing” .The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Common Stock

On January 15, 2015, the Company’s Board of Directors approved the issuance of 250,000 and 150,000 shares of the Company’s common stock to the Company’s then-Chief Executive Officer, plus the Secretary, respectively. The common stock had a fair value of $40. On April 1, 2016 the company issued 1,000,000 shares to Newell Trading Group LLC., in consideration for an investment agreement (See Note 8).

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

Warrants

During 2015, the Company issued 100,000 warrants as part of a convertible note offering. The fair value of the warrants was $19,965. The warrants expire December 23, 2020. Under an investment agreement dated April 1, 2016, warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share expiring on March 23, 2019. On September 30, 2016, The Company’s CEO loaned the Company $120,000 in addition to paying interest at 10%, the Company issued 600,000 warrants at an exercise price of $1.00 per share expiring on September 30, 2021.

	2016	2015
Risk-free interest rate	1.14%	1.76%
Expected dividend yield	-	-
Expected term (in years)	2 - 5	5.00
Expected volatility	514%	95.87%

The following table summarizes warrants outstanding as of December 31, 2016 and 2015, and the related changes during the periods are presented below.

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2014	-	-
Granted	320,000	$0.50
Exercised
Forfeited

Balance at December 31, 2015
	320,000	0.50
Granted	2,600,000	2.77
Exercised	-	-
Forfeited	-	-

Balance at December 31, 2016	2,920,000	$2.62

Note 5 Income Taxes

The Company has the following net deferred tax asset:

	As of December 31, 2016	As of December 31, 2015

Net operating loss carryforward	$407,000	$144,000
Valuation allowance	(407,000)	(144,000)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year ended	For the Year ended
	December 31, 2016	December 31, 2015
Expected federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal benefit	(4.0)%	(4.0)%
Now Deductible exp	14%	-
Change in valuation allowance	24.0%	38.0%

Income tax provision (benefit)	0.0	0.0

As of December 31, 2016, the Company had approximately $1,082,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2034. The valuation allowance increased approximately $140,000 and $263,000 for the years ended December 31, 2015 and 2016, respectively.

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

The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of December 31, 2016. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business. The Company’s 2014, 2015, 2016 Income Tax Returns remain open to audit by various Federal Tax and State taxing Authority.

Note 6 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $35,000 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, $246,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the years ended December 31, 2016 and 2015, the Company expensed $35,000 and $60,000, respectively, for rent and office services which are included in general and administrative expenses related party to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of December 31, 2016, $5,000 was owed.

During the year ended December 31, 2016, the Company’s CEO provided the Company unsecured short-term advances aggregating $31,842. The advances earn interest at a rate of 6% per annum and are payable on demand. During the twelve months ended December 31, 2016, the Company repaid an aggregate of $54,071 of short-term advances to the Company’s CEO and entities controlled by the Company’s CEO. For the year ended December 31, 2016, the company recorded $1,232 of interest expense. The outstanding balance as of December 31, 2016 was $659.

On December 31, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. (See Note 8).

On December 5, 2016, the CEO loaned $5,000 to the company and an additional $40,000 on December 9, 2016. Both notes were at an interest rate of 8% and are due on October 1, 2017. For the year ended December 31, 2016, the company accrued interest of $230.

On May 4, 2016, the company began compensating its board member Aviv Hillo, $2,500 per month for his consulting and advisory services. The expense for the year ended December 31, 2016 was $15,000 compared to $0 for 2015. In addition, Mr. Hillo was paid $4,000 for legal services related to the purchase of Pimi Agro.

The company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company owes two months’ rent to the master lease holder. The Company through its attorney is trying to work out an arrangement to remain in the same space or move to a new space in the building.

As additional compensation for its services, on August 22, 2014, BANG Holdings Corp., issued to the Company 500,000 common shares in exchange for $500 cash. The Company’s principal shareholder holds common shares in BANG Holdings Corp., in excess of 5% of the total outstanding shares through Company’s he controls.

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

Consulting Fees

The Company will continue to pay its CEO $10,000 per month as compensation on a month to month basis. In addition, the company pays a director $2,500 per month as compensation. They will be recorded in general and administrative expenses-related parties on the statement of operations

Rent

The Company has discontinued paying a related company $5,000 a month as rent on a month to month basis as of July 31, 2016. It has been recorded in general and administrative expenses-related parties on the statement of operations. The company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the company will have to pay 50% of the CAM charges as additional rent.

Note 8 – Notes Payable

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default. As of December 31, 2016, the accrued interest on the note is $3,988.

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that will be amortized over the life of the note. The Company expensed $375,000 of the debt discount. As of December 31, 2016, accrued interest on the note is $37,500 and the unamortized portion of the debt discount is $125,000.

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

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants with a value of $111,428. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The Company also has a beneficial conversion discount of $25,714 related to the note issuance.

Note 9 - Subsequent Events

On or about January 15, 2017, the Company was made aware that the master lease for their office space was in default. As a result, the Company ceased to pay rent. On or about March 31, 2017, the Company was served with an eviction notice as the master lease was still in default. The company owes two months, rent to the master lease holder. The company through its attorney is trying to negotiate with the landlord to remain in the building either in the same space or move to a new space on the premises.

From January 1 to April 17, 2017, the CEO made short term advances to the Company of $56,500. In addition, entities which the CEO controls made $22,100 in short term advances to the Company, for a total of $78,600.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

(1)	Previous Independent Registered Public Accounting Firm

	(i)	On August 17, 2015, Anton & Chia, LLP (“Anton”) resigned as the independent registered public accounting firm of the Company.

	(ii)	The report of Anton on the financial statement of the Company for the fiscal year ended December 31, 2014, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the fiscal year then ended did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

	(iii)	The resignation of Anton was accepted by the Board of Directors of the Company.

	(iv)	During the Company’s most recent fiscal year ended December 31, 2014 and any subsequent interim periods through August 17, 2015, the date of resignation, (a) there were no disagreements with Anton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anton, would have caused it to make reference thereto in its reports on the financial statement for such year and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

	(v)	On August 26, 2015 the Company provided Anton with a copy of this Current Report and requested that it furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to the Current Report on Form 8-K filed on August 27, 2015.

(2)	New Independent Registered Public Accounting Firm

On August 26, 2015, the Board of Directors of the Company engaged with Liggett & Webb, PA, formerly known as Liggett, Vogt & Webb, PA (“Liggett”) as its new independent registered public accounting firm to audit and review the Company’s financial statement. During the most recent fiscal year ended December 31, 2014 and any subsequent interim periods through the date hereof prior to the engagement of Liggett, neither the Company, nor someone on its behalf, has consulted Liggett regarding:

(i)	either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statement, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2016 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of December 31, 2016 for the material weaknesses describe as follows: (i) lack of an independent board of directors and (ii) our accounting personnel lack U.S. GAAP expertise.

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

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions
Michael D. Farkas	45	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Carmen Villegas	29	Secretary and Director
Aviv Hillo	52	Director

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

Aviv Hillo, Director

Mr. Hillo is co-founder of Ariel Photonics Assembly Ltd., a leading laser-based products and applications company in Israel, and has been its Deputy CEO, Legal Advisor and Business Advisor since August 2007. Mr. Hillo has been a partner at Schechter Hillo Law Offices (previously Yerushalmi & Hillo Law Offices) since 2004, and is the CEO and founder of Edison Capital Ltd. since 2013. He is a skilled international business lawyer with a 20-year established track record both in Israel and New York, handling cross-border transactions and litigations. Mr. Hillo is also an experienced executive and investor across a variety of industries including defense technology, real estate, biotechnology, mobile apps, and internet marketplace platforms. During the years of 1998 to 2003, he practiced law at Yerushalmi & Associate as an associate and partner in New York City. He served as the CEO and director of Ensave 2000, LLC, and as legal advisor and director in Mobile Homes International, LLC. Mr. Hillo was a shareholder and legal advisor for LSL Biotechnologies, Inc. He served on the board of “Misdar Dorshei Tov”, an Israeli non-for profit organization between 1994 and 1996. Mr. Hillo graduated from the Tel Aviv School of Law in 1993, and received his Master’s Degree (cum laude) in Banking, Corporate and Finance Law at Fordham School of Law in 2001. He was admitted to the Israeli Bar in 1994 and to the New York State Bar in 1999. Mr. Hillo served in an elite Israeli military unit as a commander and officer (Major), and was honorably released in 2006. Mr. Hillo is paid $2,500 per month for his services as director and consultant.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

SUMMARY COMPENSATION TABLE

							Non-
							Equity Incentive	Non- Qualified	All
Name and				Stock		Option	Plan	Deferred	Other
Principal		Salary	Bonus	Awards		Awards	Compensation	Compensation	Compensation		Totals
Position	Year	($)	($)	($)		($)	($)	Earnings ($)	($)		($)
Michael D. Farkas President, CEO and CFO (1)	2016	0	$0	$0		$0	$0	$0	$120,000		$120,000
	2015	$0	$0	$0		$0	$0	$0	$120,000		$120,000
	2014	$0	$0	$2,000	(2)	$0	$0	$0	$70,000	(3)	$72,000

Raphael Perez
Former President, CEO, CFO (4)	2015	$36,000	$0	$25	(5)	$0	$0	$0	$0		$36,025

(1)	Mr. Farkas resigned as Chief Executive Officer on January 15, 2015 and reappointed as President, Chief Executive Officer and Chief Financial Officer on September 11, 2015.

(2)	On June 5, 2014, the Company issued 12,000,000 and 8,000,000 shares of common stock as founder shares to two entities controlled by Mr. Farkas for services rendered in forming the Company. The shares had a fair value of $2,000.

(3)	Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month. As of the date hereof, Mr. Farkas has not received any payment for his services provided.

(4)	Mr. Raphael Perez was appointed as President, Chief Executive Officer, Chief Financial Officer and Director on January 15, 2015 and resigned from all of these positions on September 11, 2015.

(5)	Mr. Perez was issued 250,000 shares in January 2015.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the year ended December 31, 2016.

Long-Term Incentive Plan Awards Table

None.

Employment Agreements and Consulting Agreements

Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month. As of the date hereof, Mr. Farkas has not received any payment for his services provided.

Other than the above, we currently we do not have an employment agreement in place with our officers and directors.

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

Compensation of Directors

One of our directors receives compensation for his services as director as he also does consulting for the Company. The other directors do not get compensated. The Board of Directors has the authority to fix the compensation of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name	Number of Shares Beneficially Owned (3)(4)	Percent of Class (1)
Michael D. Farkas (2)	19,063,700	88.18%

Carmen Villegas	150,000	0.69%

Aviv Hillo	0	0%

All Executive Officers and Directors as a group (3 individuals)	19,213,700	88.87%

5% Shareholders
Balance Holdings LLC (2)	12,000,000	55.50%

Shilo Holding Group LLC (2)	7,062,300	32.67%

(1)	Based on 21,620,000 shares of common stock outstanding as of April 17, 2017.
(2)	Michael D. Farkas holds 12,000,000, 1,400 and 7,062,300 shares of common stock through Balance Holdings, LLC, Shilo Security Solutions, Inc, and Shilo Holding Group LLC, respectively.
(3)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(4)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $35,000 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, $246,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the years ended December 31, 2016 and 2015, the Company expensed $35,000 and $60,000, respectively, for rent and office services which are included in general and administrative expenses related party to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of December 31, 2016, $5,000 was owed.

During the year ended December 31, 2016, the Company’s CEO provided the Company unsecured short-term advances aggregating $31,842. The advances earn interest at a rate of 6% per annum and are payable on demand. During the twelve months ended December 31, 2016, the Company repaid an aggregate of $54,071 of short-term advances to the Company’s CEO and entities controlled by the Company’s CEO. For the year ended December 31, 2016, the company recorded $1,232 of interest expense. The outstanding balance as of December 31, 2016 was $659.

On December 31, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. See Note 8.

On December 5, 2016, the CEO loaned $5,000 to the company and an additional $40,000 on December 9, 2016. Both notes were at an interest rate of 8% and are due on October 1, 2017. For the year ended December 31, 2016, the company accrued interest of $230.

On May 4, 2016, the company began compensating its board member Aviv Hillo, $2,500 per month for his consulting and advisory services. The expense for the year ended December 31, 2016 was $15,000 compared to $0 for 2015. In addition, Mr. Hillo was paid $4,000 for legal services related to the purchase of Pimi Agro.

The company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company owes two months’ rent to the master lease holder. The Company through its attorney is trying to work out an arrangement to remain in the same space or move to a new space in the building.

As additional compensation for its services, on August 22, 2014, BANG Holdings Corp., issued to the Company 500,000 common shares. The Company’s principal shareholder holds common shares in BANG Holdings Corp., in excess of 5% of the total outstanding shares through Company’s he controls.

Item 14. Principal Accountant Fees and Services.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Liggett & Webb, PA.

	2016	2015

Audit Fees (1)	$24,000	$22,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$24,000	$22,000

(1) Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

(3) Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice, and tax planning.

(4) All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Certificate of Incorporation (1)
3.2	By-laws (1)
4.1	Form of Warrant dated September 17, 2015 to Purchase Common Stock (2)
4.2	10% Convertible Debenture by and between the Company and Newel dated April 1, 2016 (3)
4.3	Warrant to Purchase Common Stock by and between the Company and Newel dated April 1, 2016 (3)
10.1	Consulting Agreement between Michael Farkas and the Company dated February 6, 2015 (1)
10.2	Service Agreement between Bang Holdings Corp. and the Company dated August 22, 2014 (1)
10.3	Form of Securities Purchase Agreement dated September 17, 2015, by and between Balance Labs, Inc. and certain investors (2)
10.4	Investment Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.5	Registration Rights Agreement by and between the Company and Newel dated April 1, 2016 (3)
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Date:	April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	President, Chief Executive Officer, and Chief Financial Officer and Chairman of the Board	April 17, 2017
Michael D. Farkas	(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

/s/ Carmen Villegas	Secretary and Director	April 17, 2017
Carmen Villegas

/s/ Aviv Hillo	Director	April 17, 2017
Aviv Hillo

