Form 10-Q
period 2017-03-31
Balance Labs, Inc.
filed 2017-05-16
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2017, there were 21,620,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs Inc and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets

Current Assets
Cash	$4,083	$16,057
Prepaid expenses	28,000	36,273
Total Current Assets	32,083	52,330

Property and Equipment	7,693	8,653

Investments
Investment	2,000	2,000
Investment at Fair Value-related party	625,000	892,250

Total Assets	$666,776	$955,233

Liabilities and Stockholder's Equity(Deficit)

Current Liabilities
Accounts Payable-related parties	$281,659	$251,659
Accounts Payable and accrued expenses	147,668	95,305
Note payable-net of discount-of $0 and $125,000	525,000	400,000
Convertible Notes Payable, related party, net of discount of $55,714 and $83,571	64,286	36,429
Notes Payable-related party	102,530	45,000
Short term Advances-related party	2,659	659
Total Current Liabilities	1,123,802	829,052

Commitments and contingencies(see note 6)

Stockholder's Equity(Deficit)	-	-
Preferred stock, $.0001 par value: Authorized 50,000,000 shares, non issued and outstanding as of March 31, 2017 and December 31, 2016

Common stock, $.0001 par value: Authorized 500,000,000 shares. 21,620,000 and 21,620,000 respectively issued and outstanding as of March 31 , 2017 and December 31, 2016 respectively	2,162	2,162
Additional Paid in Capital	741,271	741,271
Accumulated Deficit	(1,824,959)	(1,509,002)
Accumulated other comprehensive loss	624,500	891,750
Total Stockholder's Equity(Deficit)	(457,026)	126,181

Total Liabilities and Stockholder's Equity(Deficit)	$666,776	$955,233

See the accompanying notes to these unaudited condensed consolidated financial statements

Balance Labs Inc and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the three	For the three
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016
Revenue related party	$500	-

General and Administrative expenses	37,434	8,400
Professional Fees	11,130	5,507
Salaries and Wages	59,152	42,137
General and Administrative expenses-related party	37,500	45,000

Total Operating Expenses	145,216	101,044

Loss from Operations	(144,716)	(101,044)

Other Expenses
Interest expense(includes amortization of warrants on note)	(171,241)	(19,243)

Net Loss	$(315,957)	$(120,287)

Other Comprehensive Loss	(267,250)	-

Comprehensive Loss	$(583,207)	$(120,287)

Net Loss per share Basic and Diluted	$(0.01)	$(0.01)

Weighted average Number of Common Shares Outstanding-Basic and Diluted	21,620,000	20,620,000

See the accompanying notes to these unaudited condensed financial statements

Balance Labs Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three	For the three
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from operating activities
Net Loss	$(315,957)	$(120,287)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	960	-
Amortization of Debt Discount	152,857	18,190
Changes in Operating Assets and Liabilities
Prepaid expenses	8,273
Accounts Payable and accrued expenses	52,363	9,106
Accounts Payable and accrued expenses-related parties	30,000	45,553
Net Cash used in operating activities	(71,504)	(47,438)

Cash from financing activities
Proceeds from advances-related party	59,530	31,714
Repayment of short term advances related parties	-	(3,000)
Net Cash provided by financing activities	59,530	28,714

Cash from investing activities	-	-

Net Cash decrease for the three months	(11,974)	(18,724)

Net Cash beginning of the period	16,057	19,071

Net Cash end of period	$4,083	$347

Supplemental Disclosure of Cash Flow information
Cash Paid for interest expense	$-	$-
Cash Paid for income taxes	$-	$-

The accompanying notes are an integral part of this consolidated condensed statement

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2017

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of March 31, 2017 and the unaudited condensed consolidated results of its operations and cash flows for the three months ended March 31, 2017. The unaudited condensed consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2016 was filed with the Securities and Exchange Commission on April 17, 2017.

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company used $71,504 of cash in operating activities and currently has $4,083 in cash. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the company will begin an active marketing campaign to market its services.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Beginning in 2017 the Company began marketing products for a related company on a commission basis. The Company recognizes revenue when products it has sold have been invoiced to the customer. The sales commission is fixed and the collectability is reasonably assured.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s financial statements as of March 31, 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2014, 2015 and 2016 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Marketable Securities

Investments are recorded at fair value on March 31, 2017 and December 31, 2016.

The Company holds marketable securities including common shares of BANG Holdings, Corp. which is currently trading on the Over-the-Counter Bulletin Board (OTCBB). The Company classifies all of its marketable securities as other assets on the balance sheets because they are available-for-sale and not available to fund current operations, marketable securities are stated at fair value with their unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive income (loss) to the statements of operations. Realized gains and losses are determined on the specific identification method and are included in investment and other income, net.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of March 31, 2017, the carrying value of marketable securities was $625,000 which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 of the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Other Investment

The Company has $2,000 at overnight cash deposits with COR Clearing.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries (Balance Labs LLC., Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co. All significant intercompany transactions are eliminated. The Company's four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant.

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 2,920,000 and 320,000 warrants and 2,387,387 and 0 shares from convertible notes payable for the three months ended March 31, 2017 and 2016, respectively were anti-dilutive and not included in loss per share.

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

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$892,250	$-	$-	$892,250
Overnight sweep deposits	$2,000	$2,000	$-	$-
Total Assets measured at fair value	$894,250	$2,000	$-	$892,250

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2017.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$625,000	$-	$-	$625,000
Overnight sweep deposits	$2,000	$2,000	$-	$-
Total Assets measured at fair value	$627,000	$2,000	$-	$625,000

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of December 31, 2016	$892,250

Unrealized loss on (level 3) March 31, 2017	(267,250)

Ending Balance as of March 31, 2017	$625,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2017 and March 31, 2016, advertising, marketing and promotion expense was $264 in 2017 and $715 in 2016, respectively.

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

Property and equipment as of March 31, 2017 and December 31, 2016 consisted of the following:

	Estimated
	Useful Lives	2017	2016
Computer equipment & Software	3 yrs SL	$5,358	$5,358

Furniture	3 yrs SL	4,622	4,622
Total		9,980	9,980
Less Accumulated Depreciation		2,287	1,327
Property and Equipment, net		7,693	$8,653

Depreciation expense for the three months ended March 31, 2017 and 2016 totaled $960 and $0 respectively.

Reclassifications

Certain 2016 amounts have been reclassified for comparative purposes to conform to the fiscal 2017 presentation. These reclassifications have no impact on the previously reported net loss.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard did not have any impct on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing” .The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The adoption of this ASU did not have any impact on our results of operations, cash flows or financial condition.

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

Warrants

During 2015, the Company issued 100,000 warrants as part of a convertible note offering. The fair value of the warrants was $19,965. The warrants expire December 23, 2020. Under an investment agreement dated April 1, 2016, warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share expiring on March 23, 2019. On September 30, 2016, The Company’s CEO loaned the Company $120,000 in addition to paying interest at 10%, the Company issued 600,000 warrants at an exercise price of $1.00 per share.

	2017	2016
Risk-free interest rate	-	1.14%
Expected dividend yield	-	-
Expected term (in years)	-	2 - 5
Expected volatility	-	514%

The following table summarizes warrants outstanding as of March 31, 2017 and 2016, and the related changes during the periods are presented below.

Weighted
	Number of	Average
	Warrants	Exercise Price

Balance at December 31, 2016	2,920,000	2.62
Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance at March 31, 2017	2,920,000	$2.62

There has been no equity transaction since December 31, 2016

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $30,000 and $30,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, $276,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the three months ended March 31, 2017 and 2016, the Company expensed $0 and $15,000, respectively, for rent and office services which are included in general and administrative expenses related party to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of March 31, 2017, $5,000 was owed.

During the three-months ended March 31, 2017, the Company’s CEO provided the Company unsecured short-term advances aggregating $2,000. The advances earn interest at a rate of 8% per annum of which $659 are payable on demand, and $2,000 are due on December 31, 2017. For the three months ended March 31, 2017, the company recorded $1,232 of interest expense. The outstanding balance as of March 31, 2017 was $2,659.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. (See Note 7).

On December 5, 2016, the CEO loaned $5,000 to the company and an additional $40,000 on December 9, 2016. Both notes were at an interest rate of 8% and are due on October 1, 2017. For the three months ended March 31, 2017, the company accrued interest of $900.

On May 4, 2016, the company began compensating its board member Aviv Hillo, $2,500 per month for his consulting and advisory services. The expense for the three months ended March 31, 2017 was $2,500 compared to $0 for 2016. In addition, Mr. Hillo was paid $4,000 for legal services related to the purchase of Pimi Agro in 2016.

During the three months ended, January 1, 2017 to March 31, 2017, the company’s CEO made loans to the company in the amount of $33,330. The loans have rate of interest of 8% and mature on December 31, 2017. $358 has been accrued as of March 31, 2017.

On January 9, 2017 and February 9, 2017 a company controlled by the company’s CEO made loans to the Company totaling $4,700. The loans have a rate of interest of 8% and mature on December 31, 2017. $83 in interest has been accrued as of March 31, 2017.

During the three months ended, January 1, 2017 to March 31, 2017 a company controlled by the company’s CEO made loans to the company in the amount of $19,500. The loans have a rate of interest of 8% and mature on December 31, 2017. $227 has been accrued in interest as of March 31, 2017.

The company on July 27, 2016 signed a sublease with an entity partially owned by a related party to sub-lease approximately 2,200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company owes two months’ rent to the master lease holder which has been accrued. The Company has used its security deposit to partially pay its delinquent rent. On Friday, May 12, 2017 the Company moved its headquarters to 350 Lincoln Road, 2nd Floor, Miami Beach, FL 33139. The Company pays $1,532 per month rent on a month to month basis.

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

Consulting Fees

The Company will continue to pay its CEO $10,000 per month as compensation on a month to month basis. In addition, the company pays Aviv Hillo, a director, $2,500 per month as compensation. They will be recorded in general and administrative expenses-related parties on the statement of operations.

Rent

The Company has discontinued paying a related company $5,000 a month as rent on a month to month basis as of July 31, 2016. It has been recorded in general and administrative expenses-related parties on the statement of operations. The company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the company will have to pay 50% of the CAM charges as additional rent. However, this lease is no longer in effect as the Master Lease has been terminated.

The company has an action pending in the 11th Judicial Circuit Court of Miami-Dade County, Case # 17-000447-CC-24, for procession and damages of its offices at 1691 Michigan Avenue, Miami Beach, FL 33149, Suite 601. This is an action for eviction from the company’s offices at 1691 Michigan Ave., Miami Beach, Fl 33149. The master tenant under the lease has defaulted under the lease by failing to pay the monthly rent. The lessor has demanded judgement for possession of the leased premises.The company has accrued $25,097 to cover any losses.

Note 7 – Notes Payable

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default. As of March 31, 2017, the accrued interest on the note is $5,613.

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that will be amortized over the life of the note. The Company expensed $500,000 of the debt discount. As of March 31, 2017, accrued interest on the note is $50,000 and the unamortized portion of the debt discount has been fully amortized.

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

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants with a value of $111,428. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The Company also has a beneficial conversion discount of $25,714 related to the note issuance. The Company has expensed $55,714 of the debt discount and has an unamortized balance of $55,714 as of March 31, 2017.

Notes Payable

During the three months ended, January 1, 2017 to March 31, 2017 the CEO or company’s controlled by him loaned the company an aggregate $59,530. The loans have a rate of interest of 8% and mature within 90 days. The notes have a total accrued interest amount of $668 as of March 31, 2017.

Note 8 - Subsequent Events

On May 12, 2017 the Company moved its offices to 350 Lincoln Road, 2nd Floor, Miami Beach, FL 33139. The Company pays $1,532 per month rent on a month to month basis.

From April 1, 2017 to May 16, 2017, the Company's CEO made short term advances to the Company of $32,100.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed results of operations and financial condition of Balance Labs, Inc. (“Balance Labs” or the “Company”) for the three months ended March 31, 2017 should be read in conjunction with our condensed financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our registration statement on Amendment No. 3 to Form S-1 (the “Risk Factors”) filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2015 and declared effective by the SEC on June 15, 2015. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

The Company activated five subsidiaries since 2016, BalanceLabs, LLC., Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. BalanceLabs LLC, is strictly a management company that provides necessary administrative services to small companies. The Company’s four subsidiaries, Balance Agrotech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant as of March 31, 2017.

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

Results of Operations

Three months Ended March 31, 2017 with the three months Ended March 31, 2016.

Overview

We reported a net loss of $315,957 and $120,287 for the three months ended March 31, 2017 and 2016, respectively, an increase of $195,670 or 163%, primarily due to a $29,034 increase in general and administrative expenses and a $151,998 increase in interest for the three months.

Revenues

For the three months ended March 31, 2017, we generated $500 in revenue from a related party, for the three months ended March 31, 2016 we generated $0.

General and administrative expenses

General and administrative expenses were $74,934 and $53,400 for the three months ended March 31, 2017 and 2016, respectively, an increase of $21,534 or 40%. The increase in cost was a result of higher accounting, consulting and transfer agent fees.

Interest expense

Interest expense for the three months ended March 31, 2017 and 2016 was $171,241 and $19,243, respectively, which was attributable to the additional short-term advances provided by our CEO, and $152,857 of amortization on the debt discounts recorded on the various notes payable.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2017	December 31, 2016

Cash	$4,083	$16,057
Working capital (deficiency)	(1,091,719)	$(776,722)

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

Availability of Additional Funds

Except for the monthly consulting fee to our CEO and Chairman of the Board and the lease of our office space, as described elsewhere in this Annual Report, we currently do not have any material commitments for capital expenditures. In addition, as of March 31, 2017, with regards to our professional service agreement that provided 99% of our revenues since inception, we and our client have fully satisfied our professional service and payment obligations under the agreement, respectively. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need additional capital. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients.

As of March 31, 2017, the Company had a working capital deficiency of $1,091,719 The Company’s cash flow used in operating cash flows was $71,504 for the three months ended March 31, 2017. The Company has raised $59,530 in the debt financing from related parties. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon the Company’s current cash flow projections, management believes the Company will need additional capital resources to meet projected cash flow requirements for the next twelve months.

During the period ended March 31, 2017, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2017 in the amount of $71,504. The net cash used in operating activities was primarily due to cash used to fund a net loss of $315,957 adjusted for non-cash expenses of $157,857 and $18,190, respectively, an increase in accounts payable and accrued related party by $82,363 and a $8,273 decrease in prepaid expenses.

Net Cash From Investing Activities

During the three months ended March 31, 2017 the Company had no investing activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2017 and March 31, 2016 was $59,530 and $28,714 from related parties, respectively.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2016. The financial statements in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, these conditions raise substantial doubt from our independent auditor about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company may require additional capital to implement the Company’s business plan and support its operations. Currently, the Company has no established bank-financing arrangements. Therefore, depending on the revenue growth rate, the Company may need to seek additional financing through a future private offering of the Company’s equity or debt securities, or through strategic partnerships and other arrangements with corporate partners. The Company believes it will be successful in these efforts; however, there can be no assurance the Company will meet its internal revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund the Company’s operations on terms agreeable to the Company. These matters raise substantial doubt from the Company’s independent auditor about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The Company presently have enough cash on hand to sustain our operations. The Company anticipates the receipt of funding within such period, but there can be no assurance that it will occur. If the Company is unable to meet its internal revenue forecasts or obtain additional financing on a timely basis, it may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately it could be forced to discontinue the Company’s operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals, stock-based compensation and income taxes. Actual results could materially differ from those estimates.

Revenue Recognition

The Company recognizes revenue related to its professional services to its customers when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15,”Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The adoption of ASU 2014-15 did not have a material impact on our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 20, 2017, a complaint for eviction was filed by CLPF-Lincoln LLC, a Delaware limited liability company (the “Plaintiff”) in the County Court in and for Miami-Dade County, Florida against the Company and a co-defendant. The complaint alleges the co-defendant defaulted on the Lease Agreement with the Plaintiff by failing to pay rent, operating expenses and sales tax on the date rent was due. The Company subleases the office space from the co-defendant, vehemently denies the allegations in the complaint, and is defending itself against such actions.

Other than as disclosed above, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may harm our business could arise from time to time.

Item 1a. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the information previously reported in a Current Report on Form 8-K or Form 10-Q, there were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2017.

Item 3. Defaults Upon Senior Securities.

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000 (the “Note”) in favor of Chase Mortgage LLC. The Note became due on March 23, 2016 and is now in default. The Note carries a default interest rate of $18% and contains a provision that the lender may convert any part of the Note, including accrued interest that is unpaid into the Company’s common stock at an exercise price of $0.50 per share.

On April 1, 2016, the Company received $500,000 in exchange for the issuance of a convertible debenture due April 2, 2017 (the “Debenture”) in favor of Newel Trading Group LLC. This Debenture is now in default. The Debenture contains a provision that the lender may convert any part of the Debenture into the Company’s common stock at $0.25 per share, unless the note is paid by the company prior to the holder’s election to convert. The accrued interest on the convertible debenture as of April 2, 2017 is $50,000.

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

BALANCE LABS, INC.

Date: May 16, 2017	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

