Form 10-Q
period 2017-09-30
Balance Labs, Inc.
filed 2017-11-14
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 13, 2017, there were 21,620,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs Inc and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets

Current Assets
Cash	$13,134	$16,057
Prepaid expenses	32,375	36,273
Total Current Assets	45,509	52,330

Property and Equipment , net	5,925	8,653

Investments
Investment	2,000	2,000
Investment at Fair Value-related party	235,000	892,250

Total Assets	$288,434	$955,233

Liabilities and Stockholder's Equity(Deficit)

Current Liabilities
Accounts Payable-related parties	$341,660	$251,659
Accounts Payable and accrued expenses	203,324	95,305
Note payable-net of discount of $ 0 and $125,000	525,000	400,000
Convertible Note Payable-related party	120,000	36,429
Short term advance related party, net of discount of 83,571	252,489	659
Notes Payable, related party	40,000	45,000

Total Current Liabilities	1,482,473	829,052

Commitments and contingencies(see note 6)

Stockholder's Equity
Preferred stock, $.0001 par value: Authorized 50,000,000 shares, none issued and outstanding as of September 30, 2017 and December 31, 2016	-	-

Common stock, $.0001 par value: Authorized 500,000,000 shares. 21,620,000 issued and outstanding as of September 30, 2017 and December 31, 2016	2,162	2,162
Additional Paid in Capital	741,271	741,271
Accumulated Deficit	(2,171,972)	(1,509,002)
Accumulated other comprehensive income	234,500	891,750
Total Stockholder's Equity(Deficit)	(1,194,039)	126,181

Total Liabilities and Stockholder's Equity(Deficit)	$288,434	$955,233

See the accompanying notes to these unaudited condensed consolidated financial statements

Balance Labs Inc and Subsidiaries

Condensed Consolidated Statement of Operations

(unaudited)

	For the three	For the three	For the nine	For the nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue - related party	$-	$-	$500	$-

General and Administrative expenses	21,806	46,764	75,576	98,346
Professional Fees	17,137	38,034	39,469	76,792
Salaries and Wages	65,437	38,414	160,618	106,746
General and Administrative expenses - related party	37,500	50,000	112,500	140,000

Total Operating Expenses	141,880	173,212	388,163	421,884

Loss from Operations	(141,880)	(173,212)	(387,663)	(421,884)

Other Expenses
Interest expense(includes amortization of warrants on note)	(60,808)	(138,001)	(275,307)	(295,408)

Net Loss	(202,688)	(311,263)	(662,970)	(717,292)

Other Comprehensive Gain(Loss)	(215,000)	(35,000)	(657,250)	714,500

Comprehensive Loss	$(417,688)	$(346,263)	$(1,320,220)	$(2,792)

Net Loss per share Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average Number of Common Shares Outstanding-
Basic and Diluted	21,620,000	21,620,000	21,620,000	21,287,000

See the accompanying notes to these unaudited condensed consolidated financial statements

Balance Labs Inc and Subsidiaries

Condensed Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net loss	$(662,970)	$(717,292)
Adjustments to reconcile Net loss to net cash used in operations:
Amortization of Debt Discount	208,571	268,190
Depreciation expense	2,728	720
Changes in Operating Assets and Liabilities:
Other Receivables	-	(30,000)
Prepaid Expenses	3,898	(39,772)
Accounts Payable and Accrued Expenses	83,520	17,351
Accounts Payable and Accrued Expenses - Related Party	90,000	21,980
Net cash used in Operating Activities	(274,253)	(478,823)

Cash Flows from Investing Activities

Purchase of Equipment	-	(5,474)
Purchase of Investments	-	(2,000)
Net cash used in Investing Activities	-	(7,474)

Cash Flows from Financing Activities
Notes Payable, related party	-	120,000
Note Payable	-	500,000
Proceeds from short term advances -related parties	271,330	-
Repayments of loans -related party	-	(20,961)
Net cash provided by Financing Activities	271,330	599,039
Net cash increase (decrease) for period	(2,923)	112,742
Cash at beginning of period	16,057	19,071
Cash at end of period	$13,134	$131,813

Supplemental Disclosure for Cash Flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure for Non-cash investing and financing activities:
Reclassification of short-term advances against Notes Payable	$25,000	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2017

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of September 30, 2017 and the unaudited condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2017. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on April 17, 2017.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company used $274,253 of cash in operating activities and currently has $13,134 in cash. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the company will begin an active marketing campaign to market its services.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s financial statements as of September 30, 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2014, 2015 and 2016 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Marketable Securities

Investments are recorded at fair value on September 30, 2017 and December 31, 2016.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of September 30, the carrying value of marketable securities was $235,000 which consist of common shares held in one (1) investment which currently is listed on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 of the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

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

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. The effect of 2,920,000 and 320,000 warrants and 2,496,887 and 0 shares from convertible notes payable for the nine months ended September 30, 2017 and 2016, respectively were anti-dilutive and not included in loss per share.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2017.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$235,000	$-	$-	$235,000
Overnight sweep deposits	$2,000	$2,000	$-	$-
Total Assets measured at fair value	$237,000	$2,000	$-	$235,000

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of December 31, 2016	$892,250

Unrealized loss on (level 3) investments September 30, 2017	(657,250)

Ending Balance as of September 30, 2017	$235,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the nine months ended September 30, 2017 and September 30, 2016, advertising, marketing and promotion expense was $489 in 2017 and $6,595 in 2016, respectively.

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

Property and equipment as of September 30, 2017 and December 31, 2016 consisted of the following:

	Estimated
	Useful Lives	2017	2016
Computer equipment & Software	3 yrs SL	$5,358	$5,358

Furniture	3 yrs SL	4,622	4,622
Total		9,980	9,980
Less Accumulated Depreciation		4,055	1,327
Property and Equipment, net		5,925	$8,653

Depreciation expense for the nine months ended September 30, 2017 and 2016 totaled $2,728 and $604 respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently evaluating the impact of this standard on our financial statements.

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

	2017	2016
Risk-free interest rate	-	1.14%
Expected dividend yield	-	-
Expected term (in years)	-	2 - 5
Expected volatility	-	514%

The following table summarizes warrants outstanding as of September 30, 2017 and 2016, and the related changes during the periods are presented below.

Weighted
	Number of	Average
	Warrants	Exercise Price

Balance at December 31, 2016	2,920,000	2.77
Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance at September 30, 2017	2,920,000	$2.77

There has been no equity transactions since December 31, 2016.

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $90,000 and $90,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, $336,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the nine months ended Sept 30, 2017 and 2016, the Company expensed $0 and $35,000, respectively, for rent and office services which are included in general and administrative expenses related party to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of Sept 30, 2017, $5,000 was owed.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. (See Note 7). $12,025 in interest has been accrued as of September 30, 2017. The loan is in default as of September 30, 2017.

On December 5, 2016, the CEO loaned $5,000 to the company and an additional $40,000 on December 9, 2016. Both notes were at an interest rate of 8% and are due on October 1, 2017. For the nine months ended September 30, 2017, the company accrued interest of $2,924. Both loans are in default as of September 30, 2017.

On May 4, 2016, the company began compensating its board member Aviv Hillo, $2,500 per month for his consulting and advisory services. The expense for the nine months ended September 30, 2017 was $22,500 compared to $22,500 for 2016. In addition, Mr. Hillo was paid $4,000 for legal services related to the purchase of Pimi Agro in 2016.

During the nine months ended September 30, 2017, the company’s CEO and entities controlled by the Company’s CEO made loans to the company in the amount of $213,800. The loans have an interest rate of 8% and mature in one year from the date of the loan. $4,282 has been accrued as of September 30, 2017. As of September 30, 2017 $15,000 of these loans are now in default.

During the nine months ended September 30, 2017 a company controlled by the company’s CEO made loans to the company in the amount of $57,530. The loans have a rate of interest of 8% and mature on December 31, 2017. $2,976 has been accrued in interest as of September 30, 2017.

The company on July 27, 2016 signed a sublease with an entity partially owned by a related party to sub-lease approximately 2,200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company owes two months’ rent to the master lease holder which has been accrued. The Company has used its security deposit to partially pay its delinquent rent. On Friday, May 12, 2017 the Company moved its headquarters to 350 Lincoln Road, 2nd Floor, Miami Beach, FL 33139. The Company pays $2,248 per month rent and is committed to pay rent until October 31, 2017. Beginning November 1, 2017, the Company will occupy the space on a month to month basis. In addition, the company had to pay a security deposit of $7,375. The company is currently looking for permanent office space to relocate.

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

On May 18, 2017, the company moved to a temporary office located at 350 Lincoln Road, Miami Beach, FL 33139, while it looks for a permanent office. It occupies approximately 1,500 square feet of space at a monthly rate of $2,240. As of November 1, 2017, the space is leased on a month to months basis.

Note 7 – Notes Payable

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default. As of September 30, 2017, the accrued interest on the note is $7,363.

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that will be amortized over the life of the note. The Company expensed $500,000 of the debt discount. As of September 30, 2017, accrued interest on the note is $75,000 and the debt discount has been fully amortized.

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

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants with a value of $111,428. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The Company also has a beneficial conversion discount of $25,714 related to the note issuance. The Company has expensed $111,428 of the debt discount and has an unamortized balance of $0 as of September 30, 2017.

Notes Payable

During the nine months ended September 30, 2017, the company’s CEO loaned the Company an additional $213,800, of which $25,000 was repaid. The loans have an interest rate of 8% and mature one year from the date of issue. $4,282 has been accrued in interest as of September 30, 2017.

On December 5, 2016, the CEO loaned $5,000 to the company and an additional $40,000 on December 9, 2016. Both notes were at an interest rate of 8% and are due on October 1, 2017. For the nine months ended September 30, 2017, the company accrued interest of $2,924. Both loans are in default as of September 30, 2017.

During the nine months ended September 30, 2017 a company controlled by the company’s CEO made loans to the company in the amount of $57,530. The loans have a rate of interest of 8% and mature on December 31, 2017. $2,976 has been accrued in interest as of September 30, 2017. As of September 30, 2017 $15,000 of these loans are now in default.

Note 8 - Subsequent Events

On October 1, 2017 the company’s CEO made an additional advance to the company of $2,500. These funds have an interest rate of 8% and are due one year from the date of receipt of the funds.

On October 3, 2017 the company’s CEO made an additional advance to the company of $1,000. These funds have an interest rate of 8% and are due one year from the date of receipt of the funds.

On October 5, 2017 the company’s CEO made an additional advance to the company of $1,000. These funds have an Interest of 8% and are due one year from the date of receipt.

On October 6, 2017 the company’s CEO made an additional advance to the company of $600. These funds have an interest rate of 8% and are due one year from the date of receipt.

On October 10-12, 2017 the company’s CEO made an additional advance to the company of $750. These funds have an Interest of 8% and are due one year from the date of receipt.

On October 19, 2017 the company’s CEO made an additional advance to the company of $1,500. These funds have an Interest of 8% and are due one year from the date of receipt.

On October 20, 2017 the company’s CEO made an additional advance to the company of $10,000. These funds have an Interest of 8% and are due one year from the date of receipt.

On October 27, 2017 the company’s CEO made an additional advance to the company of $10,000. These funds have an Interest of 8% and are due one year from the date of receipt.

On November 2, 2017 the company’s CEO made an additional advance to the company of $3,000. These funds have an Interest of 8% and are due one year from the date of receipt.

On November 8, 2017 the company’s CEO made an additional advance to the company of $1,500. These funds have an Interest of 8% and are due one year from the date of receipt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed results of operations and financial condition of Balance Labs, Inc. (“Balance Labs” or the “Company”) for the nine months ended September 30, 2017 should be read in conjunction with our condensed financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our registration statement on Amendment No. 3 to Form S-1 (the “Risk Factors”) filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2015 and declared effective by the SEC on June 15, 2015. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Additionally, in accordance with the 1940 Act, Section 3(c)(1), the Company is not an Investment Company as defined by the 1940 Act because the Company does not have outstanding securities beneficially owned by more than one hundred persons and, at this time, the Company is not making and does not presently propose to make a public offering of its securities. Additionally, the Company has not and has no plans to purchase or acquire any securities issued by any registered investment company.

Our business focuses on providing advisement services to entrepreneurs and assisting business owners so that their ideas can be fully developed and implemented. Due to limited resources, lack of experienced management and competing priorities, startup and developmental stage companies are not operating as efficiently as they can be, and therefore would benefit from an outside party that could assist in developing and executing certain strategies. We utilize our knowledge in developing businesses, share practical experiences with our clients and introduce the business owners to experienced professionals who could help these inexperienced entrepreneurs further implement their ideas. Startups and development stage businesses across all industries commonly experience these certain “growing pains”.

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

The Company activated five subsidiaries since 2016, BalanceLabs, LLC., Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. BalanceLabs LLC, is strictly a management company that provides necessary administrative services to small companies. The Company’s four subsidiaries, Balance Agrotech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant as of September 30, 2017.

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

Results of Operations

Nine months Ended September 30, 2017 with the nine months Ended September 30, 2016 and Three Months Ended September 30, 2017 with the three months Ended September 30, 2016.

Overview

We reported a net loss of $662,970 and $717,292 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $54,322 or 8%, primarily due to a $50,270 decrease in General and administrative expenses, a $37,323 decrease in professional fees and $20,101 decrease in interest expense offset by a $53,872 increase in salaries.

For the three months ended September 30, 2017 and 2016, we reported a net loss of $202,688 and $311,263, respectively a decrease of $108,575 or $35% due to a $77,193 decrease in interest and amortization.

Revenues

For the nine months ended September 30, 2017, we generated $500 in revenue from a related party, for the nine months ended September 30, 2016 we generated $0. No revenue was generated for the three months ended September 30, 2017, or September 30, 2016.

General and administrative expenses

General and administrative expenses were $188,076 and $238,346 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $50,270 or 21%. The decrease in cost was a result of lower consulting fees and rent.

General and Administrative expenses were $59,306 and $96,764 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $37,458. This is a result of lower consulting fees, office expenses and rent.

Interest expense

Interest expense for the nine months ended September 30, 2017 and 2016 was $275,307 and $295,408, respectively, which was attributable to the amortization on the debt discounts recorded on the various notes payable in 2017 and $268,190 in 2016, partially offset by an increase in interest due to additional borrowings.

Interest expense for the three months ended September 30, 2017 and 2016 was $60,808 and $138,001, respectively, which was attributable to $27,857 of amortization on the debt discounts recorded on the various notes payable in 2017 and $125,000 in 2016, partially offset by an increase in interest due to additional borrowings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2017	December 31, 2016

Cash	$13,134	$16,057
Working capital (deficiency)	(1,436,964)	$(776,722)

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

Availability of Additional Funds

Except for the monthly consulting fee to our Chief Executive Officer and Chairman of the Board and the lease of our office space, as described elsewhere in this Quarterly Report, we currently do not have any material commitments for capital expenditures. In addition, as of September 30, 2017, with regards to our professional service agreement that provided 99% of our revenues since inception, we and our client have fully satisfied our professional service and payment obligations under the agreement, respectively. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need additional capital. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients.

As of September 30, 2017, the Company had a working capital deficiency of $1,436,964. The Company’s cash flow used in operating cash flows was $274,253 for the nine months ended September 30, 2017. The Company has raised $271,330 in debt financing from related parties during the nine months ended September 30, 2017. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon the Company’s current cash flow projections, management believes the Company will need additional capital resources to meet projected cash flow requirements for the next twelve months.

During the period ended September 30, 2017, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2017 in the amount of $274,253. The net cash used in operating activities was primarily due to cash used to fund a net loss of $662,970 adjusted for non-cash expenses of $211,299, an increase in accounts payable and accrued expenses by $173,520 and a $3,898 decrease in prepaid expenses.

In 2016, we experienced negative cash flow from operating activities for the same nine months ended September 30, 2016 in the amount of $478,823. The net cash used in operating activities was primarily due to cash used to fund a net loss of $717,292 adjusted for non cash expenses of $268,910, a decrease in prepaid expenses of $39,772, a decrease in receivables and payables-related parties of $30,000, and a decrease in accounts payable and accrued expenses of $39,331.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 and September 30, 2016 was $271,330 and $599,039 from related parties and others, respectively. In 2016, cash received by financing activities as of September 30, 2016 was $500,000 from an institutional investor, and $120,000 from related parties, of which $20,961 was repaid.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 and September 30, 2016 was $0 and $7,474, respectively. In 2016 cash used in investing activities was $2,000 in investment purchases and $5,474 in equipment purchases.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements.

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

As of the period covered by this Quarterly Report on Form 10-Q, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 20, 2017, a complaint for eviction was filed by CLPF-Lincoln LLC, a Delaware limited liability company (the “Plaintiff”) in the County Court in and for Miami-Dade County, Florida (the “County Court”) against the Company and a co-defendant. The complaint alleges the co-defendant defaulted on the Lease Agreement with the Plaintiff by failing to pay rent, operating expenses and sales tax on the date rent was due. On March 28, 2017, the Company filed an answer to the complaint in the County Court vehemently denying the allegations in the complaint and defending itself against such actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the information previously reported in a Current Report on Form 8-K or Form 10-Q, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2017.

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

On April 1, 2016, the Company received $500,000 in exchange for the issuance of a convertible debenture due April 2, 2017 (the “Debenture”) in favor of Newel Trading Group LLC. This Debenture is now in default. The Debenture contains a provision that the lender may convert any part of the Debenture into the Company’s common stock at $0.25 per share, unless the note is paid by the company prior to the holder’s election to convert. The accrued interest on the convertible debenture as of September 30, 2017, is $76,000.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. (See Note 7). $12,025 in interest has been accrued as of September 30, 2017. The loan is in default as of September 30, 2017.

On December 5, 2016, the CEO loaned $5,000 to the company and an additional $40,000 on December 9, 2016. Both notes were at an interest rate of 8% and are due on October 1, 2017. For the nine months ended September 30, 2017, the company accrued interest of $2,924. Both loans are in default as of September 30, 2017.

During the nine months ended September 30, 2017, the company’s CEO and entities controlled by the Company’s CEO made loans to the company in the amount of $213,800. The loans have an interest rate of 8% and mature in one year from the date of the loan. $4,282 has been accrued as of September 30, 2017. As of September 30, 2017 $15,000 of these loans are now in default.

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

BALANCE LABS, INC.

Date: November 14, 2017	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

