Form 10-K
period 2017-12-31
Balance Labs, Inc.
filed 2018-04-12
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1146785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Lincoln Road Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: none.

As of April 12, 2018, the number of shares of common stock of the registrant outstanding is 21,620,000, par value $0.0001 per share.

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

Marketing and Sales

The company plans to hire a director of marketing. His responsibilities will include formalizing business arrangements with third party service providers, directing the development of our website and other online communication tools, and formulating marketing materials to be used during presentations and meetings.

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

Employees

We presently have no other employees other than our President, CEO and CFO, Michael Farkas, Secretary, Carmen Villegas, Controller, Robert Wolf and Paralegal, Yechiel Baron. Over time, we may hire employees and/or engage additional independent contractors in order to execute our projects. These decisions will be made by our officers if and when appropriate.

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

Where You Can Find Us

The Company’s principal executive office and mailing address is 350 Lincoln Road, Miami Beach, FL 33139. Our telephone number is (305) 907-7600.

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

Risks Related to Our Business

IF WE DO NOT OBTAIN ADDITIONAL FINANCING OR SUFFICIENT REVENUES, OUR BUSINESS WILL FAIL.

We have had limited operations for over the past three years. Prior to that time, the Company had no operations upon which an evaluation of the Company and its prospects could be based. There can be no assurance that management of the Company will be successful in completing the Company’s business development plan, devise a marketing plan to successfully reach the companies in this field or that the Company will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

Our current operating funds are less than necessary to complete the full development of our business plan, and we most likely will need to obtain additional financing in order to complete our business plan. We currently have minimal operations and we are not currently generating revenue or net income.

The Company currently does not have sufficient funds to pay its obligations. As a result, the Company will require additional financing to execute its business plan through raising additional capital and/or beginning to generate revenue.

We do not currently have any firm arrangements for financing, and we can provide no assurance to investors that we will be able to find such additional financing if required. Obtaining additional financing is subject to a number of factors, including investor acceptance of our technology and current financial condition as well as general market conditions. These factors affect the timing, amount, terms or conditions of additional financing unavailable to us. And if additional financing is not arranged, the company faces the risk of going out of business. The Company’s management is currently engaged in actively pursuing multiple financing options in order to obtain the capital necessary to execute the Company’s business plan.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

We may require additional capital to implement our business plan and support our operations. Currently, we have no established bank-financing arrangements. Therefore, depending on the revenue growth rate, we may need to seek additional financing through a future private offering of our equity or debt securities, or through strategic partnerships and other arrangements with corporate partners. We believe we will be successful in these efforts; however, there can be no assurance we will meet our internal revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund our operations on terms agreeable to the our company. These matters raise substantial doubt from our independent auditor about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern. We presently do not have enough cash on hand to sustain our operations. We anticipate the receipt of funding within such period, but there can be no assurance that it will occur. If we are unable to meet our internal revenue forecasts or obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on the our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

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

SIGNIGFICANT COSTS TO BE A PUBLIC COMPANY

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations. Based on our management’s reasonable estimates, we anticipate that our cost of being a public company, including legal, audit costs, printing, filing fees and other costs will be between $50,000 and $75,000 per year.

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

COMPLETE CONTROL OVER THE COMPANY

Our majority shareholder, Balance Holdings, LLC, which our Chairman of the Board, Michael D. Farkas has investing and dispositive power of, beneficially own approximately 55.50% of our common stock. Mr. Farkas also has investing and dispositive power of Shilo Holding Group LLC, which own approximately 32.67% of our common stock. Therefore, Mr. Farkas is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he also has significant control over our management and policies. The directors elected thereof will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest.

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

DEPENDENCE ON KEY PERSONNEL

We will be dependent on services from our management team, including Chairman of the Board, CEO and CFO, Michael D. Farkas, and Secretary Carmen Villegas. The loss of our officers could have a material adverse effect on the operations and prospects of the Company. Our management is expected to handle all marketing and sales efforts and manage the operations. Their responsibilities include formalizing business arrangements with third party service providers, directing the development of the Company website and other online communication tools, and formulating marketing materials to be used during presentations and meetings. At this time, we do not have an employment agreement with Ms. Villegas, though the Company may enter into such an agreement with her on terms and conditions usual and customary for its industry. The Company does not currently have “key man” life insurance on Ms. Villegas.

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

We have evaluated the effectiveness of our internal controls over financial reporting, and the effectiveness of our disclosure controls and procedures, and find them deficient due to personnel that lack SEC reporting experience and lack of segregation of duties. We are diligently working to improve our training procedures. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event an investor could lose his entire investment in our company.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s principal executive office and mailing address is 350 Lincoln Road, Miami Beach, FL 33139. Our telephone number is (305) 907-7600. The Company is currently paying a rent of $2,658 on a month to month basis.

Item 3. Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Holders

As of April 12, 2018, we had approximately 49 holders of our common stock.

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

Recent Sales of Unregistered Securities

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000 (the “December 2015 Note”). The December 2015 Note carries an interest rate of 8% and was due on March 23, 2016. The December 2015 Note is secured by all the assets of the Company and further contains a provision that the lender may convert any part of the December 2015 Note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The December 2015 Note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the December 2015 Note is in default. As of December 31, 2017, the accrued interest on the note is $8,488.

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

Although we’ve only worked with one client since inception, our goal is to add and service a minimum of two to three new clients between now and the end of 2018. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for an on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

The Company incorporated or formed six subsidiaries since 2016, BalanceLabs, LLC., Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co., and KryptoBank Co. BalanceLabs LLC, is strictly a management company that provides necessary administrative services to small companies. The Company’s four subsidiaries, Balance Agrotech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant as of December 31, 2017. Except for KryptoBank Co., all of the subsidiaries are wholly owned by the Company.

We believe that we can support our year one clients with our existing full-time staff, supplemented with part-time sub-contracted professionals and service providers, as necessary. Between now and the end of 2018, we intend to formalize our relationships with these sub-contractors so that we can offer our clients turn-key business development products and services.

Our primary requirement for funding is for working capital in order to accommodate temporary imbalances between cash receipts and cash expenditures (see “Liquidity and Capital Resources”).

Results of Operations

The year Ended December 31, 2017 with the year Ended December 31, 2016

Overview

We reported a net loss of $838,577 and $1,134,655 for the year ended December 31, 2017 and 2016, respectively, a decrease of $296,078 or 26%, primarily due to a $160,154 decrease in interest for the year ended December 31, 2017 and a 75,838 decrease in general and administrative expenses.

Revenues

For the year ended December 31, 2017, we generated $500 in revenue from a related party, for the year ended December 31, 2016 we generated $0.

General and administrative expenses

General and Administrative expenses were $94,874 and $170,712 for the year ended December 31, 2017 and 2016, respectively, a decrease of $75,838 or 45%. This is a result of lower rent and consulting fees.

Interest expense

Interest expense for the year ended December 31, 2017 and 2016 was $304,468 and $464,622, respectively. The decrease was attributable to the reduction in debt discount on the $25,000 and $500,000 notes.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31, 2017	December 31, 2016

Cash	$7,355	$18,057
Working capital (deficiency)	(1,609,368)	$(774,722)

Investment Agreement

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newel Trading Group LLC, a Delaware limited liability company (“Newel”) whereby Newel is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, the Company issued 1,000,000 non-registrable shares of Company’s common stock. The Company also issued Newel 2,000,000 warrants at an exercise price of $3.50.

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

As of December 31, 2017, the Company had a working capital deficiency of $1,609,368. The Company’s cash flow used in operating cash flows was $372,332. The Company has raised $336,630 in debt financing from related parties during the year ended December 31, 2017. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon the Company’s current cash flow projections, management believes the Company will need additional capital resources to meet projected cash flow requirements for the next twelve months.

During the fiscal year ended December 31, 2017, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2017 in the amount of $372,332. The net cash used in operating activities was primarily due to cash used to fund a net loss of $839,077 adjusted for non-cash expenses of $212,502, an increase in accounts payable and accrued expenses by $247,295 and a $6,948 increase in prepaid expenses.

We experienced negative cash flow from operating activities for the year ended December 31, 2016 in the amount of $635,073. The net cash used in operating activities was primarily due to cash used to fund a net loss of $1,134,655 adjusted for non-cash expenses of $422,374 an increase in accounts payable and accrued expenses-related party by $110,330 and a $33,122 decrease in prepaid expenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2017 and December 31, 2016 was $361,630 and $644,039. In 2017, cash received by financing activities as of December 31, 2017 was $361,130 from related parties and $500 from the sale of a non-controlling interest in our consolidated subsidiary.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2017 and December 31, 2016 was $0 and $9,980, respectively. In 2016 cash used in investing activities of $9,980 was for equipment purchases.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2017. The financial statements in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, these conditions raise substantial doubt from our independent auditor about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Balance Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Balance Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes. In our opinion the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced net losses since inception and negative cash flows from operations and has relied on loans from related parties to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2015.

Boynton Beach, Florida

April 12, 2018

Balance Labs Inc and Subsidiaries

Consolidated Balance Sheets

	December 31, 2017	December 31,2016

Assets
Current Assets:
Cash	$7,355	$18,057
Prepaid Expenses	29,325	36,273
Total Current Assets	36,680	54,330

Property and Equipment, net	4,722	8,653

Investment at Fair Value - Related Party	80,000	892,250

Total Assets	$121,402	$955,233

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities:
Accounts Payable - Related Party	$371,659	$251,659
Accounts Payable and Accrued Expenses	247,100	95,305
Convertible Note Payable - net of discount of $0 and $125,000, respectively	525,000	400,000
Convertible Notes Payable - Related Party - net of discount of $0 and $83,571, respectively	120,000	36,429
Notes Payable - Related Party	69,500	45,000
Short-Term Advances - Related Party	312,789	659
Total Current Liabilities	1,646,048	829,052

Commitments and Contingencies (see Note 6)

Stockholder’s Equity (Deficit):
Preferred Stock, $.0001 par value: Authorized 50,000,000 shares, none issued and outstanding as of December 31, 2017 and December 31, 2016	-	-

Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,620,000 Issued and outstanding as of December 31 , 2017 and December 31, 2016	2,162	2,162
Additional Paid in Capital	741,271	741,271
Accumulated Deficit	(2,347,579)	(1,509,002)
Accumulated Other Comprehensive Income	79,500	891,750
Total Stockholder’s Equity (Deficit)	(1,524,646)	126,181

Total Liabilities and Stockholder’s Equity (Deficit)	$121,402	$955,233

The accompanying notes are an integral part of the consolidated financial statements.

Balance Labs Inc and Subsidiaries

Consolidated Statement of Operations

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Revenue - Related Party	$500	$-

General and Administrative expenses	94,874	170,712
Professional Fees	58,732	113,633
Salaries and Wages	231,503	210,688
General and Administrative expenses - Related Party	150,000	175,000

Total Operating Expenses	535,109	670,033

Loss from Operations	(534,609)	(670,033)

Other Expenses
Interest expense (includes amortization of discount on notes)	(304,468)	(464,622)

Net Loss	(839,077)	(1,134,655)

Net loss attributable to Non Controlling Interest	500	-

Net loss attributable to the Company	(838,577)	(1,134,655)

Other Comprehensive Income (Loss)	(812,250)	891,750

Comprehensive Loss	$(1,650,827)	$(242,905)

Net Loss per share Basic and Diluted	$(0.04)	$(0.05)

Weighted average Number of Common Shares Outstanding:
Basic and Diluted	21,620,000	21,370,000

The accompanying notes are an integral part of the consolidated financial statements.

BALANCE LABS INC. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Non-Controlling Interest	Accumulated Deficit	Total
Balance December 31, 2015	-	-	20,620,000	2,062	129,943	891,750	-	(374,347)	(242,342)
Shares issued with Convertible Notes Payable	-	-	1,000,000	100	124,900	-	-	-	125,000
Fair value of warrants issued with Convertible Notes Payable and Investment Agreement	-	-	-	-	361,428	-	-	-	361,428
Beneficial conversion	-	-	-	-	125,000	-	-	-	125,000
Net Loss	-	-	-	-	-	-	-	(1,134,655)	(1,134,655)
Comprehensive Income	-	-	-	-	-	891,750	-	-	891,750

Balance December 31, 2016	-	-	21,620,000	2,162	741,271	891,750	-	(1,509,002)	126,181

Net Loss	-	-	-	-	-	-	(500)	(838,577)	(839,077)
Comprehensive income	-	-	-	-	-	(812,250)	-	-	(812,250)
Sale of Non-Controlling Interest	-	-	-	-	-	-	500	-	500
Balance December 31, 2017	-	$-	21,620,000	$2,162	$741,271	$79,500	$-	$(2,347,579)	$(1,524,646)

The accompanying notes are an integral part of the consolidated financial statements.

Balance Labs Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Year Ended	For the Year Ended
	December 31,2017	December 31,2016

Cash Flows from Operating Activities:
Net Loss	$(839,077)	$(1,134,655)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation Expense	3,931	1,327
Amortization of Debt Discount	208,571	421,047
Changes in Operating Assets and Liabilities:
Prepaid expenses	6,948	(33,122)
Accounts Payable and Accrued Expenses	127,295	58,350
Accounts Payable-related party	120,000	51,980
Net Cash used in Operating Activities:	(372,332)	(635,073)

Cash Flows from investing activities
Purchase of Equipment	-	(9,980)
Net Cash Used in Investing Activities	-	(9,980)

Cash Flows from Financing Activities
Proceeds from Notes Payable - Related Party	24,500	-
Proceeds from Convertible Notes Payable	-	500,000
Proceeds from Convertible Notes Payable - Related Party	-	120,000
Proceeds of Short-Term Advances - Related Party	336,630	45,000
Repayments of Loan - Related Party	-	(20,961)
Proceeds of Non-Controlling Interest	500	-
Net Cash Provided by Financing Activities	361,630	644,039

Net Cash decrease for the period	(10,702)	(1,014)

Net Cash beginning of the year	18,057	19,071

Net Cash end of the year	$7,355	$18,057

Supplemental Disclosure of Cash flow information:
Cash Paid for Interest Expense	$-	$2,454
Cash paid for Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt discount on convertible notes payable	$-	$611,428
Reclassifications of short-term advances against Notes Payable	$25,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

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

During the year ending December 31, 2017 and 2016 the Company added the following wholly owned subsidiaries:

BalanceLabs, LLC., formed October 12, 2015, Balance AgroTech Co., formed July 11, 2016, Advanced AutoTech Co., formed May 10, 2016, Balance Medical Marijuana Co., formed December 22, 2015, Balance Cannabis Co. formed May 13, 2016 and majority owned  KryptoBank Co., formed December 27, 2017. All intercompany transactions have been eliminated.

The Company leverages its knowledge in developing businesses with entrepreneurs and start up companies’ management whereby it creates a customized plan for them to overcome obstacles so that they can focus on marketing their product(s) and/or service(s) to their potential customers.

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations and has a cash deficiency that raises substantial doubt about its ability to continue as a going concern. The Company used $372,332 of cash in operating activities and currently has $7,355 in cash. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the company will begin an active marketing campaign to market its services.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and December 31, 2016, the Company has $2,000 in cash equivalents.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to stock-based compensation, depreciable lives of fixed assets and deferred tax assets. Actual results could materially differ from those estimates.

Concentrations and Credit Risk

One customer provided 100% of revenues during the year ended December 31, 2017.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s financial statements as of December 31, 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2014, 2015, 2016 and 2017 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

Investments are recorded at fair value on December 31, 2017 and 2016.

Marketable Securities

The Company holds marketable securities including common shares of BANG Holdings, Corp. which is currently trading on the Over-the-Counter Bulletin Board (OTCBB). The Company classifies all of its marketable securities as investments on the balance sheets because they are available-for-sale and not available to fund current operations. Marketable securities are stated at fair value with their unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary based on available evidence, the unrealized loss is transferred from other comprehensive income (loss) to the statements of operations. Realized gains and losses are determined on the specific identification method and are included in investment and other income, net.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2017, the carrying value of marketable securities was $80,000, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries (Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our 91% majority  owned subsidiary KryptoBank Co., from December 23, 2017. All intercompany transactions are eliminated. The Company's four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. KryptoBank Co., began operations on December 27, 2017.

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 2,920,000 and 2,920,000 warrants and 2,552,137 and 2,331,137 shares from convertible notes payable for the years ended December 31, 2017 and 2016, respectively were anti-dilutive and not included in loss per share.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2017.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$80,000	$-	$-	$80,000
Total Assets measured at fair value	$80,000	$-	$-	$80,000

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2016.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$892,250	$-	$-	$892,250
Total Assets measured at fair value	$892,250	$-	$-	$892,250

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2017	$892,250

Unrealized loss on (level 3) asset December 31, 2017	(812,250)

Ending Balance as of December 31, 2017	$80,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2017 and December 31, 2016, advertising, marketing and promotion expense was $392 in 2017 and $24,503 in 2016, respectively.

Property and equipment

Property and equipment consists of furniture and office equipment and is stated at cost less accumulated depreciation. Depreciation is determined by using the straight-line method for furniture and office equipment, over the estimated useful lives of the related assets, generally three to five years.

Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the related assets.

Property and equipment as of December 31, 2017 and 2016 consisted of the following:

	Estimated
	Useful Lives	2017	2016
Computer equipment & Software	3 yrs SL	$5,358	$5,358

Furniture	3 yrs SL	4,622	4,622
Total		9,980	9,980
Less Accumulated Depreciation		5,268	1,327
Property and Equipment, net		$4,722	$8,653

Depreciation expense for the years ended December 31, 2017 and 2016 totaled $3,931 and $1,327 respectively. Equipment additions during the years ended December 31, 2017 and 2016 were $0 and $9,980, respectively.

Reclassifications

Certain 2016 amounts have been reclassified for comparative purposes to conform to the fiscal 2017 presentation. These reclassifications have no impact on the previously reported net loss.

Recently Issued Accounting Pronouncements

The Company has evaluated all new accounting standards that are in effect and may impact its consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

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

Common Stock

On April 1, 2016 the company issued 1,000,000 shares to Newell Trading Group LLC., in consideration for an investment agreement with a fair value of $125,000. (See Note 8.) On December 28, 2017 the company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding shares.

Warrants

On September 17, 2015, the Company issued an aggregate of 220,000 shares of common stock at $0.50 per unit to investors. In connection with the purchases, the Company issued three-year warrants to purchase an aggregate of 220,000 shares of common stock at an exercise price of $2.00 per share. The warrants expire September 17, 2018.

During 2015, the Company issued 100,000 warrants as part of a convertible note offering. The fair value of the warrants was $19,965. The warrants expire December 23, 2020.

In conjunction with the Newell Investment Agreement (see Note 8), the company issued warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share expiring on March 23, 2019.

On September 30, 2016, The Company’s CEO loaned the Company $120,000 in addition to paying interest at 10%, the Company issued 600,000 warrants at an exercise price of $1.00 per share expiring on September 30, 2021.

	2017	2016
Risk-free interest rate	-	1.14%
Expected dividend yield	-	-
Expected term (in years)	-	2 - 5
Expected volatility	-	514%

The following table summarizes warrants outstanding as of December 31, 2017 and 2016, and the related changes during the periods are presented below.

	Weighted
Number of	Average
Warrants	Exercise Price
Balance at December 31, 2015	320,000	$0.50

Granted	2,600,000	2.77
Exercised	-	-
Forfeited	-	-

Balance at December 31, 2016	2,920,000	2.62

Granted
Exercised	-	-
Forfeited	-	-

Balance at December 31, 2017	2,920,000	$2.62

Note 5 Income Taxes

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

The Company has the following net deferred tax asset:

	As of December 31, 2017	As of December 31, 2016

Net operating loss carryforward	$434,071	$407,000
Valuation allowance	(434,071)	(407,000)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year ended	For the Year ended
	December 31, 2017	December 31, 2016
Expected federal statutory rate	(34.0)%	(34.0)%
State Effect on tax rate, net of federal benefit	(4.0)%	(4.0)%
Non Deductible Expense	9%	-
Change in valuation allowance	29.0%	38.0%

Income tax provision (benefit)	0.0	0.0

As of December 31, 2017, the Company had approximately $1,700,000 of federal and state net operating loss carryovers (“NOLs”). The valuation allowance increased approximately $26,791 and $170,000 for the years ended December 31, 2017 and 2016, respectively.

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

The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of December 31, 2017. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business. The Company’s 2014, 2015, 2016 and 2017 Income Tax Returns remain open to audit by various Federal Tax and State taxing Authority.

Note 6 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $120,000 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, $366,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the year ended December 31, 2016, the Company expensed $35,000, for rent and office services which are included in general and administrative expenses related party to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of December 31, 2017, $5,000 of the rent expense was unpaid and is included in accounts payable-related parties on the balance sheet.

As of December 31, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. See Note 8.

As of December 31, 2017, the CEO and Company’s controlled by the CEO have loaned the Company a total of $377,289 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $16,123 on the loans.

On May 4, 2016, the Company began compensating Aviv Hillo, a member of the board of directors, $2,500 per month. The expense for the year ended December 31, 2017 was $30,000 compared to $30,000 for the year ended December 31, 2016.

The Company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company owes two months’ rent to the master lease holder which has been accrued. The Company has used its security deposit to partially pay its delinquent rent. On Friday, May 12, 2017 the Company moved its headquarters to 350 Lincoln Road, Miami Beach, FL 33139. The Company pays $2,248 per month rent and through October 31, 2017. Beginning November 1, 2017, the Company began occupying the space on a month to month basis. In addition, the company had to pay a security deposit of $7,325. The company is currently looking for a permanent office space to relocate.

On December 29, 2017 KryptoBank Co., as part of its initial funding, borrowed $5,000 from a shareholder. The note has a stated interest rate of 12% compounded annually and is due on demand.

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

Consulting Fees

The Company will continue to pay its CEO $10,000 per month as compensation on a month to month basis. In addition, the company pays Aviv Hillo, a member of the board of directors, $2,500 per month as compensation. They will be recorded in general and administrative expenses-related parties on the statement of operations.

Rent

The Company has discontinued paying a related company $5,000 a month as rent on a month to month basis as of July 31, 2016. The company now pays $2,658 rent on a month to month basis and is obligated until October 2018 in its new location.

Note 8 – Notes Payable

As of December 31, 2017, the CEO and Company’s controlled by the CEO have loaned the Company a total of $377,289 in addition to the convertible note discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $16,123 on the loans.

On December 29, 2017 KryptoBank Co., as part of its initial funding, borrowed $5,000 from a shareholder. The note has a stated interest rate of 12% compounded annually and is due on demand.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default. As of December 31, 2017, the accrued interest on the note is $8,488.

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2017, accrued interest on the note is $87,500.

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newel Trading Group LLC, a Delaware limited liability company (“Newel”) whereby Newel is obligated, providing the Company has met certain conditions including the filing of a Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, Company issued 1,000,000 non-registrable shares of Company’s common stock with a fair value of $125,000 and three year warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share, expiring March 23, 2019. The black scholes option pricing model with the following assumptions were used to value the warrants. Expected volatility of 559%, expected life of 3 years, risk free rate of return of 0.9% and expected dividend yield of 0%. The warrants had a fair value of $250,000. Newell is currently in liquidation.

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714.

Note 9 - Subsequent Events

From January 1 to March 31, 2018, entities controlled by the CEO made short term advances to the Company of $107,750.

From January 1 to March 27, 2018 $95,000 was loaned to the company’s subsidiary, KryptoBank Co. The loans were issued at a 12% interest rate, compounded annually, and payable on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2017 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of December 31, 2017 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) lack of GAAP knowledge, and (iii) lack of proper segregation of duties.

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

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting occurred the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions
Michael D. Farkas	46	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Carmen Villegas	30	Secretary and Director
Aviv Hillo	53	Director

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

Aviv Hillo, Director

Mr. Hillo is co-founder of Ariel Photonics Assembly Ltd., a leading laser-based products and applications company in Israel, and has been its Deputy CEO, Legal Advisor and Business Advisor since August 2007. Mr. Hillo has been a partner at Schechter Hillo Law Offices (previously Yerushalmi & Hillo Law Offices) since 2004, and is the CEO and founder of Edison Capital Ltd. since 2013. He is a skilled international business lawyer with a 20-year established track record both in Israel and New York, handling cross-border transactions and litigations. Mr. Hillo is also an experienced executive and investor across a variety of industries including defense technology, real estate, biotechnology, mobile apps, and internet marketplace platforms. During the years of 1998 to 2003, he practiced law at Yerushalmi & Associate as an associate and partner in New York City. He served as the CEO and director of Ensave 2000, LLC, and as legal advisor and director in Mobile Homes International, LLC. Mr. Hillo was a shareholder and legal advisor for LSL Biotechnologies, Inc. He served on the board of “Misdar Dorshei Tov”, an Israeli non-for profit organization between 1994 and 1996. Mr. Hillo graduated from the Tel Aviv School of Law in 1993, and received his Master’s Degree (cum laude) in Banking, Corporate and Finance Law at Fordham School of Law in 2001. He was admitted to the Israeli Bar in 1994 and to the New York State Bar in 1999. Mr. Hillo served in an elite Israeli military unit as a commander and officer (Major), and was honorably released in 2006. Mr. Hillo is paid $2,500 per month for his services as members of the board of directors of the Company.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2017 and December 31, 2016.

SUMMARY COMPENSATION TABLE

						Non-
						Equity Incentive	Non- Qualified	All
Name and				Stock	Option	Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Michael D. Farkas President, CEO and CFO (1)	2017	$0	$0	$0	$0	$0	$0	$120,000	$120,000
	2016	$0	$0	$0	$0	$0	$0	$120,000	$120,000

(1)	Mr. Farkas resigned as Chief Executive Officer on January 15, 2015 and reappointed as President, Chief Executive Officer and Chief Financial Officer on September 11, 2015. Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month. As of the date hereof, Mr. Farkas has not received any payment for his services provided and such amounts have been accrued.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the years ended December 31, 2017 and December 31, 2016.

Long-Term Incentive Plan Awards Table

None.

Employment Agreements and Consulting Agreements

Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month. As of the date hereof, Mr. Farkas has not received any payment for his services provided and such amounts have been accrued.

Other than the above, we currently we do not have an employment agreement in place with our officers and directors.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We may however implement such long-term equity incentive plans in the future.

Compensation of Directors

On May 4, 2016, the Company began compensating Aviv Hillo, a member of the board of directors, $2,500 per month. Mr. Hillo was compensated $30,000 for the fiscal year ended December 31, 2017 and $15,000 for the fiscal year ended December 31, 2016. The other members of the board of directors do not get compensated. The board of directors has the authority to fix the compensation of directors.

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

Name	Number of Shares Beneficially Owned (3)(4)	Percent of Class (1)
Michael D. Farkas (2)	19,063,700	88.18%

Carmen Villegas	150,000	*

Aviv Hillo	-	0%

All Executive Officers and Directors as a group (3 individuals)	19,213,700	88.87%

5% or Greater Shareholders
Balance Holdings LLC (2)	12,000,000	55.50%

Shilo Holding Group LLC (2)	7,062,300	32.67%

(1)	Based on 21,620,000 shares of common stock outstanding as of April 12, 2018.
(2)	Michael D. Farkas holds 12,000,000, 1,400 and 7,062,300 shares of common stock through Balance Holdings, LLC, Shilo Security Solutions, Inc, and Shilo Holding Group LLC, respectively.
(3)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(4)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

*Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $120,000 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, $371,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the years ended December 31, 2017 and 2016, the Company expensed $0 and $35,000, respectively, for rent and office services which are included in general and administrative expenses related party to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of December 31, 2017, $5,000 was owed.

On December 31, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. See Note 8.

On May 4, 2016, the Company began compensating its board member Aviv Hillo, $2,500 per month. The expense for the year ended December 31, 2017 was $30,000 compared to $15,000 for 2016. In addition, Mr. Hillo was paid $4,000 for legal services related to the purchase of Pimi Agro in 2016.

On July 27, 2016, the Company signed a sublease (the “Master Lease”) with an entity partially owned by a related party to sub-lease approximately 2200 square feet located at 1691 Michigan Ave, Miami Beach, Florida 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, the Company was made aware that the Master Lease for the office space was in default. Consequently, the Company ceased payments. On or about March 31, 2017, the Company was served with an eviction notice as the Master Lease was still in default. The Company is working towards a settlement under the Sublease.

As additional compensation for its services, on August 22, 2014, BANG Holdings Corp., issued to the Company 500,000 common shares. The Company’s principal shareholder beneficially owns common shares in BANG Holdings Corp., in excess of 5% of the total outstanding shares through a Company he controls.

On December 29, 2017 KryptoBank Co., as part of its initial funding, borrowed $5,000 from a shareholder. The note has a stated interest rate of 12% compounded annually and is due on demand.

Item 14. Principal Accountant Fees and Services.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Liggett & Webb, PA.

	2017	2016

Audit Fees (1)	$21,926	$24,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$21,926	$24,000

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

BALANCE LABS, INC.

By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

Date:	April 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	President, Chief Executive Officer, and Chief Financial Officer and Chairman of the Board	April 12, 2018
Michael D. Farkas	(Principal Executive Officer and Principal Financial Officer)

/s/ Carmen Villegas	Secretary and Director	April 12, 2018
Carmen Villegas

/s/ Aviv Hillo	Director	April 12, 2018
Aviv Hillo

