Form 10-Q
period 2018-03-31
Balance Labs, Inc.
filed 2018-05-24
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 24, 2018, there were 21,620,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets:
Cash	$72,451	$7,355
Prepaid Expenses	29,325	29,325
Total Current Assets	101,776	36,680

Property and Equipment, net	5,399	4,722

Investment at Fair Value - Related Party	345,000	80,000

Total Assets	$452,175	$121,402

Liabilities and Stockholder’s Deficit

Current Liabilities:
Accounts Payable - Related Party	$401,659	$371,659
Accounts Payable and Accrued Expenses	282,389	247,100
Convertible Note Payable - net of discount of $0 and $0, respectively	525,000	525,000
Convertible Notes Payable - Related Party - net of discount of $0 and $0, respectively	120,000	120,000
Notes Payable - Related Party	64,500	69,500
Notes Payable	100,000	-
Short-Term Advances - Related Party	400,539	312,789
Total Current Liabilities	1,894,087	1,646,048

Commitments and Contingencies (see Note 7)

Stockholders’ Deficit
Preferred Stock, $.0001 par value: Authorized 50,000,000 shares, none issued and outstanding as of March 31, 2018 and December 31, 2017	-	-

Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,620,000 Issued and outstanding as of March 31, 2018 and December 31, 2017	2,162	2,162
Additional Paid in Capital	741,271	741,271
Accumulated Deficit	(2,185,345)	(2,347,579)
Accumulated Other Comprehensive Income	-	79,500
Total Stockholder’s Deficit	(1,441,912)	(1,524,646)

Total Liabilities and Stockholder’s Deficit	$452,175	$121,402

The accompanying notes are an integral part of the condensed consolidated financial statements

Balance Labs Inc and Subsidiaries

Condensed Consolidated Statement of Operations

(unaudited)

	For the three	For the three
	Months Ended	Months Ended
	March 31,2018	March 31,2017

Revenue related party	$-	$500

General and Administrative expenses	13,231	37,434
Professional Fees	31,830	11,130
Salaries and Wages	70,036	59,152
General and Administrative expenses -related party	37,500	37,500

Total Operating Expenses	152,597	145,216

Loss from Operations	(152,597)	(144,716)

Other Income and expenses
Unrealized gain on available for sale securities	265,000	-
Interest expense(includes amortization of warrants on note)	(29,669)	(171,241)
Total Other Income	235,331	(171,241)
Net Income (Loss)	82,734	(315,957)

Loss attributable to Non Controlling Interest	(4,500)	-

Income (Loss) attributable to the company	87,234	(315,957)

Other Comprehensive Loss	$-	$(267,250)

Comprehensive Income (Loss)	87,234	(583,207)

Net Income (Loss) per share Basic and Diluted	$0.00	$(0.01)

Weighted average number of Common shares Outstanding-Basic	21,620,000	21,620,000

Weighted average number of Common shares Outstanding-Diluted	24,574,761	21,620,000

The accompanying notes are an integral part of the condensed consolidated financial statements

Balance Labs Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the three	For the three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017

Cash Flows from operating activities
Net Income (Loss)	$87,234	$(315,957)

Adjustments to reconcile net Income (loss) to net cash used in operations
Depreciation expense	884	960
Amortization of Debt Discount	(4,500)	152,857
Unrealized gain on investment	(265,000)	-
Change in Operating Assets and Liabilities
Prepaid expenses	-	8,273
Accounts Payable and accrued expenses	35,289	52,363
Accounts Payable-Related Party	30,000	30,000
Net cash used in Operating activities	(116,093)	(71,504)

Cash flows from Investing Activities
Purchase of Property and Equipment	(1,561)	-
Net Cash used in investing activities	(1,561)	-

Cash Flow from Financing Activities
Proceeds from short term advances- related party	87,750	59,530
Proceeds from Notes Payable	90,500	-
Proceeds from non-controlling interest	4,500	-
Net Cash provided by financing activities	182,750	59,530

Net cash decrease for the period	65,096	(11,974)
Net Cash beginning of the Period	7,355	16,057
Net Cash end of Period	$72,451	$4,083

Supplemental disclosure of Cash Flow information
Cash paid for interest expense	$1,150	$-
Cash paid for Income Taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2018

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

During the years ending December 31, 2017 and 2016 the Company added the following wholly owned subsidiaries:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of March 31, 2018 and the unaudited condensed consolidated results of its operations and cash flows for the three months ended March 31, 2018. The unaudited condensed consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2017 which was filed with the Securities and Exchange Commission on April 12, 2018.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $116,093 of cash in operating activities and currently has $72,451 in cash. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the company will begin an active marketing campaign to market its services.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company has $2,000 and $2,000 in cash equivalents, respectively.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to stock-based compensation, depreciable lives of fixed assets and deferred tax assets. Actual results could materially differ from those estimates.

Concentrations and Credit Risk

One customer provided 100% of revenues during the three months ended March 31, 2017.

Revenue Recognition

On January 1, 2018, the Company adopted FASB ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASC 606 for the three months ended March 31, 2018, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2018. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2014, 2015, 2016 and 2017 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

Investments are recorded at fair value on March 31, 2018 and December 31, 2017.

Marketable Securities

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements and determined that it had a significant impact on the condensed consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value from of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the three months ended March 31, 2018 has been recorded in Other Income on the Income Statement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of March 31, 2018, the carrying value of marketable securities was $345,000, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned corporate subsidiaries (Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our 51% majority owned subsidiary KryptoBank Co., as of March 31, 2018. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. KryptoBank Co., began operations on December 27, 2017.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 700,000 warrants and 2,610,925 shares from convertible notes payable for the three months ended March 31, 2018 are dilutive and are included in the calculation of dilutive net income per share using the treasury stock method as of March 31, 2018. The effect of 2,220,000 and 2,920,000 warrants and 0 and 2,387,387 shares from convertible notes payable for the months ended March 31, 2018 and 2017, respectively, were anti-dilutive.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2018.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$345,000	$-	$-	$345,000
Total Assets measured at fair value	$345,000	$-	$-	$345,000

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2017.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$80,000	$-	$-	$80,000
Total Assets measured at fair value	$80,000	$-	$-	$80,000

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2018	$80,000

Unrealized gain on (level 3) asset March 31, 2018	265,000

Ending Balance as of March 31, 2018	$345,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2018 and March 31, 2017, advertising, marketing and promotion expense was $261 and $264, respectively.

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

Property and equipment as of March 31, 2018 and December 31, 2017 consisted of the following:

	Estimated
	Useful Lives	2018	2017
Computer equipment & Software	3 yrs SL	$5,358	$5,358

Website (In process)		1,561	-
Furniture	3 yrs SL	4,622	4,622
Total		11,541	9,980
Less Accumulated Depreciation		6,142	5,258
Property and Equipment, net		$5,399	$4,722

Depreciation expense for the three months ended March 31, 2018 and 2017 totaled $884 and $960 respectively. Website additions during the three months ended March 31, 2018 and 2017 were $1,561 and $0, respectively

Reclassifications

Certain 2017 amounts have been reclassified for comparative purposes to conform to the fiscal 2018 presentation. These reclassifications have no impact on the previously reported net loss.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We adopted this ASU as of January 1, 2018. The adoption of the ASU had no significant impact on our revenue recognition policies.

On January 5, 2016 effective January 1, 2018, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity Securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value, the ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU requires the entity to carry all investments in equity securities at fair value through net income.

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements and determined that it had a significant impact on the condensed consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value from of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the three months ended March 31, 2018 has been recorded in Other Income on the Income Statement.

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Non-Controlling Interest

On December 28, 2017, the company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018 the company sold an additional 40% in its subsidiary KryptoBank Co. for $4,500. As of March 31, 2018, the non-controlling interest is 49% of the shares outstanding.

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

The following table summarizes warrants outstanding as of March 31, 2018 and the related changes during the periods are presented below.

Weighted
Number of	Average
Warrants	Exercise Price

Balance at December 31, 2017	2,920,000	2.62

Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance at March 31, 2018	2,920,000	$2.62

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $30,000 and $30,000 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, $396,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

As of March 31, 2018, $5,000 of the rent expense was unpaid and is included in accounts payable-related parties on the balance sheet.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. See Note 7. The note is currently in default and has an accrued interest balance of $17,984.

As of March 31, 2018, the CEO and Company’s controlled by the CEO have loaned the Company a total of $465,039 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $24,792 on the loans.

On May 4, 2016, the Company began compensating Aviv Hillo, a member of the board of directors, $2,500 per month. The expense for the three months ended March 31, 2018 was $7,500 compared to $7,500 for the three months ended March 31, 2017.

The Company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company owes two months’ rent to the master lease holder which has been accrued. The Company has used its security deposit to partially pay its delinquent rent. On Friday, May 12, 2017 the Company moved its headquarters to 350 Lincoln Road, Miami Beach, FL 33139. The Company pays $2,248 per month rent and through October 31, 2017. Beginning November 1, 2017, the Company began occupying the space on a month to month basis. In addition, the company had to pay a security deposit of $4,325. The company is currently looking for a permanent office space to relocate.

KryptoBank Co., as part of its initial funding, borrowed an additional $95,000 from its shareholders during the three months ended March 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of March 31, 2018 is $100,000.

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

Note 7 – Notes Payable

As of March 31, 2018, the CEO and Company’s controlled by the CEO have loaned the Company a total of $465,039 in addition to the convertible note discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. $360,408 of these loans are in default as of March 31, 2018. The Company accrued interest of $24,792 on the loans as of March 31, 2018.

As of March 31, 2018, KryptoBank Co., as part of its initial funding, borrowed $100,000 from its shareholders. The notes have a stated interest rate of 12% compounded annually and are due on demand.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default. As of March 31, 2018, the accrued interest on the note is $8,988.

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of March 31, 2018, accrued interest on the note is $100,000 and the note is in default.

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

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $17,984 as of March 31, 2018.

Note 8 - Subsequent Events

From March 31, 2018 to May 24, 2018, entities controlled by the CEO made short term advances to the Company of $81,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed results of operations and financial condition of Balance Labs, Inc. (“Balance Labs” or the “Company”) for the three months ended March 31, 2018 should be read in conjunction with our condensed financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2018. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

The Company has seven subsidiaries consisting of BalanceLabs, LLC, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Medical Marijuana Co, BalanceLabs LLC, and KryptoBank Co. As of the date hereof, all of the Company’s subsidiaries are dormant except for KryptoBank Co.

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

Results of Operations

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Overview

We reported a net income of $82,734 and a loss of $315,957 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $398,691, or 126%, primarily due to an $265,000 increase in the value of an investment resulting in an unrealized gain and a decrease in interest expense and amortization of warrants on note.

Revenues

For the three months ended March 31, 2018, we generated $0 of revenue. For the three months ended March 31, 2017 we generated $500 in revenue from a related party.

General and administrative expenses

General and administrative expenses were $50,731 and $74,934 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $24,203, or 32%. The decrease in cost was a result of lower rents and lower consulting fees.

Interest expense

Interest expense for the three months ended March 31, 2018 and 2017 was $29,669 and $171,241, respectively, which was attributable to a reduction in the amortization of discounts into interest expense.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
Cash	$72,451	$7,355
Working capital (deficiency)	$(1,792,311)	$(1,609,368)

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

As of March 31, 2018, the Company had a working capital deficiency of $1,792,311. The Company used cash in operations of $116,093. The Company has raised $182,750 in debt financing from related parties during the three months ended March 31, 2018. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2018 in the amount of $116,093. This was primarily due to unrealized gain of $265,000 adjusted for non-cash expenses of $3,616, an increase in accounts payable and accrued expenses by $65,289.

We experienced negative cash flows from operating activities for the three months ended March 31, 2017 in the amount of $71,504. The net cash used in operating activities was primarily due to cash used to fund a net loss of $315,957 adjusted for non-cash expenses of $189,857 an increase in accounts payable and accrued expenses-related party by $82,363 and a $8,273 increase in prepaid expenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 and March 31, 2017 was $182,750 and $59,530. In 2018, cash received through financing activities as of March 31, 2018 was $87,750 from related parties and $4,500 from the sale of a non-controlling interest in our consolidated subsidiary and notes payable of $90,500 from our non-subsidiary.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 and March 31, 2017 was $1,561 and $0, respectively. In 2018 cash used in investing activities of $1,561 was for the development of a website.

Our Auditors Have Issued a Going Concern Opinion

The Company has expressed substantial doubt as to the Company’s ability to continue as a going concern as of March 31, 2018. The financial statements in this annual report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, these conditions raise substantial doubt from our independent auditor about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Revenue Recognition

On May 28, 2014, the FASB issued guidance on recognizing revenue in contracts with customers. The ruling became effective on January 1, 2018. The objective of the new guidance is to establish principals to report useful information to users of financial statements about the nature, amount, timing, and the uncertain revenue from contracts with customers. The Company will apply the following five steps to comply with the new ruling (i) identify the contract with the customer (ii) identify the performance obligations in the contract (iii) determine the transaction price (iv) allocate the transaction type to the performance obligations in the contract (v) recognize revenue when the performance obligations are satisfied.

Recently Issued Accounting Pronouncements

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

On January 5, 2016 effective January 1, 2018, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity Securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value, the ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU requires the entity to carry all investments in equity securities at fair value through net income. Prior to January 1, 2018, unrealized gains or losses were reflected only on the balance sheet at fair value by increasing the amount of the investment while also increasing the shareholders’ equity with no effect to income.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee ShareBased Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The company has reviewed the standard and the change has no effect on our condensed consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 Revenue from Contract with Customers (Topic 606): “Identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We adopted this ASU as of January 1, 2018. The adoption of the ASU had no significant impact on our revenue recognition policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2018.

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

On April 1, 2016, the Company received $500,000 in exchange for the issuance of a convertible debenture due April 2, 2017 (the “Debenture”) in favor of Newel Trading Group LLC. This Debenture is now in default. The Debenture contains a provision that the lender may convert any part of the Debenture into the Company’s common stock at $0.25 per share, unless the note is paid by the company prior to the holder’s election to convert. The accrued interest on the convertible debenture as of March 31, 2018, is $101,000.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. (See Note 6). $17,984 in interest has been accrued as of March 31, 2018. The loan is in default as of March 31, 2018.

As of March 31, 2018, the CEO and Company’s controlled by the CEO have loaned the company a total of $465,039, in addition to a convertible debenture of $120,000. With the exception of the convertible debenture, whose interest rate is 10%, the loans carry an interest rate of 8% and mature one year and one day from the date of the loan. $360,408 of these loans plus the $120,000 convertible debenture are in default as of March 31, 2018. The company has accrued interest on the loans of $42,776 as of March 31, 2018.

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

BALANCE LABS, INC.

Date: May 24, 2018	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

