Form 10-Q
period 2018-06-30
Balance Labs, Inc.
filed 2018-08-08
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1146785
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

350 Lincoln Road, 2nd Floor

Miami Beach, Florida 33139

(Address of principal executive offices)

(305) 907-7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes [  ] No [X]

As of August 6, 2018, there were 21,620,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets:
Cash	$80,833	$7,355
Prepaid Expenses	29,325	29,325
Total Current Assets	110,158	36,680

Property and Equipment, net	4,515	4,722

Investment at Fair Value - Related Party	260,000	80,000

Total Assets	$374,673	$121,402

Liabilities and Stockholder’s Deficit

Current Liabilities:
Accounts Payable - Related Party	$431,659	$371,659
Accounts Payable and Accrued Expenses	325,327	247,100
Convertible Note Payable - net of discount of $0 and $0, respectively	525,000	525,000
Convertible Notes Payable - Related Party - net of discount of $0 and $0, respectively	120,000	120,000
Notes Payable - Related Party	64,500	69,500
Notes Payable – Related Party	100,000	-
Short-Term Advances - Related Party	521,439	312,789
Total Current Liabilities	2,087,925	1,646,048

Commitments and Contingencies (see Note 6)

Stockholder’s Deficit
Preferred Stock, $.0001 par value: Authorized 50,000,000 shares none issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,620,000 issued and outstanding as of June 30 , 2018 and December 31, 2017	2,162	2,162
Additional Paid in Capital	741,271	741,271
Accumulated Deficit	(2,456,685)	(2,347,579)
Accumulated Other Comprehensive Income	-	79,500
Total Stockholder’s Deficit	(1,713,252)	(1,524,646)

Total Liabilities and Stockholder’s Deficit	$374,673	$121,402

The accompanying notes are an integral part of the condensed consolidated financial statements

Balance Labs Inc and Subsidiaries

Condensed Consolidated Statement of Operations

(unaudited)

	For the three	For the three	For the six	For the six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue related party	$-	$-	$-	$500

General and Administrative expenses	35,808	16,336	49,039	53,770
Professional Fees	20,113	11,202	51,943	22,332
Salaries and Wages	68,287	36,039	138,323	95,181
General and Administrative expenses - related party	37,500	37,500	75,000	75,000

Total Operating Expenses	161,708	101,077	314,305	246,283

Loss from Operations	(161,708)	(101,077)	(314,305)	(245,783)

Other Income and Expenses
Unrealized gain (Loss) on investment securities	(85,000)	-	180,000	-
Interest expense (includes amortization of warrants on note)	(29,132)	(43,258)	(58,801)	(214,499)
Total Other Income (Loss)	(114,132)	(43,258)	121,199	(214,499)

Net Loss	$(275,840)	$(144,335)	$(193,106)	$(460,282)

Loss attributable to Non Controlling Interest	-	-	(4,500)	-

Loss attributable to the company	(275,840)	(144,335)	(188,606)	(460,282)

Other Comprehensive Loss	-	(175,000)	-	(442,250)

Comprehensive Loss	$(275,840)	$(319,335)	$(188,606)	$(902,532)

Net Loss per share Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average Number of Common Shares Outstanding-
Basic and Diluted	21,620,000	21,620,000	21,620,000	21,620,000

The accompanying notes are an integral part of the condensed consolidated financial statements

Balance Labs Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the six	For the six
	Months Ended	Months Ended
	June 30, 2018	June 30, 2017

Cash Flows from operating activities
Net Loss	(193,106)	(460,282)

Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	1,768	1,844
Amortization of Debt Discount	4,500	180,714
Unrealized gain on investment	(180,000)	-
Change in Operating Assets and Liabilities
Accounts Payable and accrued expenses	78,227	57,207
Accounts Payable-Related Party	60,000	60,000
Lease Deposit	-	7,148
Net cash used in Operating activities	(228,611)	(153,369)

Cash flows from Investing Activities
Purchase of Property and Equipment	(1,561)	-
Net Cash used in investing activities	(1,561)	-

Cash Flow from Financing Activities
Proceeds from short term advances- related party	208,650	20,000
Repayment of short term advances - related parties	-	(25,000)
Proceeds from Notes Payable – related party	90,500	-
Proceeds from non-controlling interest	4,500	154,630
Net Cash provided by financing activities	303,650	149,630

Net cash increase (decrease) for the period	73,478	(3,739)
Net Cash beginning of the Period	7,355	16,057

Net Cash end of Period	$80,833	$12,318

Supplemental disclosure of Cash Flow information
Cash paid for interest expense	$2,442	$1,188
Cash paid for Income Taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2018

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of June 30, 2018 and the unaudited condensed consolidated results of its operations and cash flows for the six months ended June 30, 2018. The unaudited condensed consolidated results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2017 which was filed with the Securities and Exchange Commission on April 12, 2018.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $228,611 of cash in operating activities and currently has $80,833 in cash. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful. The accompanying financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

Concentrations and Credit Risk

One customer provided 100% of revenues during the six months ended June 30, 2017.

Revenue Recognition

On January 1, 2018, the Company adopted FASB ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASC 606 for the six months ended June 30, 2018, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2018. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2014, 2015, 2016 and 2017 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

Investments are recorded at fair value on June 30, 2018 and December 31, 2017.

Marketable Securities

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements and determined that it had a significant impact on the condensed consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value from of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the six months ended June 30, 2018 has been recorded in Other Income on the Income Statement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of June 30, 2018, the carrying value of marketable securities was $260,000, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned corporate subsidiaries (Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our 51% majority owned subsidiary KryptoBank Co., as of June 30, 2018. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. KryptoBank Co., began operations on December 27, 2017.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 2,920,000 and 2,920,000 warrants and 2,664,876 and 2,387,387 shares from convertible notes payable for the six months ended June 30, 2018 and 2017, respectively, were anti-dilutive.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2018.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$260,000	$-	$-	$260,000
Total Assets measured at fair value	$260,000	$-	$-	$260,000

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2017.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$80,000	$-	$-	$80,000
Total Assets measured at fair value	$80,000	$-	$-	$80,000

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2018	$80,000

Unrealized gain on (level 3) asset June 30, 2018	180,000

Ending Balance as of June 30, 2018	$260,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended June 30, 2018 and June 30, 2017, advertising, marketing and promotion expense was $261 and $264, respectively.

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

Property and equipment as of June 30, 2018 and December 31, 2017 consisted of the following:

	Estimated
	Useful Lives	2018	2017
Computer equipment & Software	3 yrs SL	$5,358	$5,358

Website Software	3 yrs SL	1,561	-
Furniture	3 yrs SL	4,622	4,622
Total		11,541	9,980
Less Accumulated Depreciation		7,026	5,258
Property and Equipment, net		$4,515	$4,722

Depreciation expense for the six months ended June 30, 2018 and 2017 totaled $1,768 and $1,844 respectively. Website additions during the six months ended June 30, 2018 and 2017 were $1,561 and $0, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. After reviewing of this ASU we have determined it will have no impact on our results of operations, cash flows or financial condition.

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

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements and determined that it had a significant impact on the condensed consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value from of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the six months ended June 30, 2018 has been recorded in Other Income on the Income Statement.

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Non-Controlling Interest

On December 28, 2017, the company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018 the company sold an additional 40% in its subsidiary KryptoBank Co. for $4,500. As of June 30, 2018, the non-controlling interest is 49% of the shares outstanding.

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

The following table summarizes warrants outstanding as of June 30, 2018 and the related changes during the periods are presented below.

Weighted
Number of	Average
Warrants	Exercise Price

Balance at December 31, 2017	2,920,000	$2.62

Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance at June 30, 2018	2,920,000	$2.62

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $60,000 and $60,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, $426,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

As of June 30, 2018, $5,000 of the rent expense was unpaid and is included in accounts payable-related parties on the balance sheet.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. See Note 7. The note is currently in default and has an accrued interest balance of $20,984.

As of June 30, 2018, the CEO and Company’s controlled by the CEO have loaned the Company a total of $585,939 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $35,057 on the loans. $192,289 of these loans are in default as of June 30, 2018.

On May 4, 2016, the Company began compensating Aviv Hillo, a member of the board of directors, $2,500 per month. The expense for the six months ended June 30, 2018 was $15,000 compared to $15,000 for the six months ended June 30, 2017.

The Company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company owes two months’ rent to the master lease holder which has been accrued. The Company has used its security deposit to partially pay its delinquent rent. On Friday, May 12, 2017 the Company moved its headquarters to 350 Lincoln Road, Miami Beach, FL 33139. The Company pays $2,718 per month rent. Beginning November 1, 2017, the Company began occupying the space on a month to month basis. In addition, the company had to pay a security deposit of $4,325. The company is currently looking for a permanent office space to relocate.

KryptoBank Co., as part of its initial funding, borrowed an additional $95,000 from its shareholders during the six months ended June 30, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of June 30, 2018 is $100,000.

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

Note 7 – Notes Payable

As of June 30, 2018, the CEO and Company’s controlled by the CEO have loaned the Company a total of $585,939 in addition to the convertible note discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. $192,289 of these loans are in default as of June 30, 2018. The Company accrued interest of $35,057 on the loans as of June 30, 2018.

As of June 30, 2018, KryptoBank Co., as part of its initial funding, borrowed $100,000 from its shareholders. The notes have a stated interest rate of 12% compounded annually and are due on demand.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. As of June 30, 2018, the accrued interest on the note is $9,488.

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of June 30, 2018, accrued interest on the note is $112,500 and the note is in default.

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

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $20,984 as of June 30, 2018.

Note 8 - Subsequent Events

From June 30, 2018 to August 8, 2018, entities controlled by the CEO made short term advances to the Company of $25,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed results of operations and financial condition of Balance Labs, Inc. (“Balance Labs” or the “Company”) for the six months ended June 30, 2018 should be read in conjunction with our condensed financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2018. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Results of Operations

For the Three and Six Months Ended June 30, 2018 and June 30, 2017.

Overview

We reported a net loss of $193,106 and a loss of $460,282 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $271,676, or 59%, primarily due to a decrease of $43,142 a decrease in interest expense due to amortization of warrants on notes of $155,698, and a decrease in income of $500.

We reported a net loss of $275,840 and a loss of $144,335 for the three months ended June 30, 2018 and 2017, respectively, an increase of $131,505, or 91%, primarily due to an $60,631 increase in operating expenses.

Revenues

For the six months ended June 30, 2018, we generated $0 of revenue. For the six months ended June 30, 2017 we generated $500 in revenue from a related party.

For the three months ended June 30, 2018, we generated $0 of revenue. For the three months ended June 30, 2017 we generated $0 in revenue.

General and administrative expenses

General and administrative expenses were $49,039 and $53,770 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $4,730, or 9%. The decrease in cost was a result of lower rents and lower consulting fees.

General and administrative expenses were $35,808 and $16,336 for the three months ended June 30, 2018 and 2017, respectively, an increase of $19,472, or 119%. The increase in cost was a due to an increase in payroll.

Interest expense

Interest expense for the six months ended June 30, 2018 and 2017 was $58,801 and $214,499, respectively, which was attributable to a reduction in the amortization of debt discounts into interest expense.

Interest expense for the three months ended June 30, 2018 and 2017 was $29,132 and $43,258, respectively, which was attributable to a reduction in the amortization of debt discounts into interest expense.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
Cash	$80,833	$7,355
Working capital (deficiency)	$(1,977,767)	$(1,609,368)

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

As of June 30, 2018, the Company had a working capital deficiency of $1,977,767. The Company used cash in operations of $228,611. The Company has raised $303,650 in debt financing from related parties during the six months ended June 30, 2018. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2018 in the amount of $228,611. This was primarily due to an unrealized gain of $180,000 a net loss of $193,106 and amortization of a debt discount of $4,500 partially offset by an increase in accounts payable and accrued expenses by $138,227.

We experienced negative cash flows from operating activities for the six months ended June 30, 2017 in the amount of $153,369. The net cash used in operating activities was primarily due to cash used to fund a net loss of $460,282 adjusted for non-cash expenses of $182,558 an increase in accounts payable and accrued expenses-related party of $117,207.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 and June 30, 2017 was $303,650 and $149,630. In 2018, cash received through financing activities as of June 30, 2018 was $208,650 from related parties and $4,500 from the sale of a non-controlling interest in our consolidated subsidiary and notes payable of $90,500 from our consolidated subsidiary.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 and June 30, 2017 was $1,561 and $0, respectively. In 2018 cash used in investing activities of $1,561 was for the development of a website.

Our Auditors Have Issued a Going Concern Opinion

The Company has expressed substantial doubt as to the Company’s ability to continue as a going concern as of June 30, 2018. The financial statements in this annual report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, these conditions raise substantial doubt from our independent auditor about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2018.

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

On April 1, 2016, the Company received $500,000 in exchange for the issuance of a convertible debenture due April 2, 2017 (the “Debenture”) in favor of Newel Trading Group LLC. This Debenture is now in default. The Debenture contains a provision that the lender may convert any part of the Debenture into the Company’s common stock at $0.25 per share, unless the note is paid by the company prior to the holder’s election to convert. The accrued interest on the convertible debenture as of June 30, 2018, is $112,500.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. (See Note 6). $20,984 in interest has been accrued as of June30, 2018. The loan is in default as of June 30, 2018.

As of June 30, 2018, the CEO and Company’s controlled by the CEO have loaned the company a total of $585,939, in addition to a convertible debenture of $120,000. With the exception of the convertible debenture, whose interest rate is 10%, the loans carry an interest rate of 8% and mature one year and one day from the date of the loan. $192,289 of these loans plus the $120,000 convertible debenture are in default as of June 30, 2018. The company has accrued interest on the loans of $56,041, including the $120,000 convertible debenture as of June 30, 2018.

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

BALANCE LABS, INC.

Date: August 8, 2018	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

