Form 10-K
period 2018-12-31
Balance Labs, Inc.
filed 2019-04-01
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (2,406,300 shares) computed by reference to the price at which the common equity was last sold, ($1.03) as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30,2018 $2,478,489.

As of April 1, 2019, the number of shares of common stock of the registrant outstanding is 21,620,000, par value $0.0001 per share.

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

Marketing and Sales

We are starting to become more active in the market by developing relationships initially with startups and development stage companies. In addition to personal relationships of the principals, we plan to use our website www.balancelabs.co to promote our services and provide a contact function that allows potential clients to reach us for additional information. We may also utilize social media such as Facebook, Twitter and an online blog to increase our presence online and communicate the value we can add.

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

There are also numerous established firms that offer some combination of marketing, promotional and general consulting services to startup and development stage companies in the industry. In addition, there are a number of large and well-established general marketing agencies that provide strategy and implementation services to the industry as well as a number of other industries. We are in a very competitive market and may struggle to differentiate ourselves as a specialist that provides more value for startup and development stage companies.

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

We have registered the domain name of http://www.balancelabs.co.

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. As discussed in the notes to the consolidated financial statements, these conditions raise substantial doubt from our independent auditor about our ability to continue as a going concern. Our plans in regard to these matters are also described in the notes to our consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should our company be unable to continue as a going concern.

We may require additional capital to implement our business plan and support our operations. Currently, we have no established bank-financing arrangements. Therefore, depending on the revenue growth rate, we may need to seek additional financing through a future private offering of our equity or debt securities, or through strategic partnerships and other arrangements with corporate partners. We believe we will be successful in these efforts; however, there can be no assurance we will meet our internal revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund our operations on terms agreeable to the company. These matters raise substantial doubt from our independent auditor about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern. We presently do not have enough cash on hand to sustain our operations. We anticipate the receipt of funding within such period, but there can be no assurance that it will occur. If we are unable to meet our internal revenue forecasts or obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on the our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

ADVERSE EFFECT TO YOUR INTEREST UPON ADDITIONAL FINANCING

If we raise additional capital subsequent to this small offering through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, we may also have to issue securities that may have rights, preferences and privileges senior to our Common Stock. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.

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

DEPENDENCE ON KEY PERSONNEL

We will be dependent on services from our management team, including Chairman of the Board, CEO and CFO, Michael D. Farkas, Secretary Carmen Villegas and Controller, Robert M. Wolf. The loss of our officers could have a material adverse effect on the operations and prospects of the Company. Our management is expected to handle all marketing and sales efforts and manage the operations. Their responsibilities include formalizing business arrangements with third party service providers, directing the development of the Company website and other online communication tools, and formulating marketing materials to be used during presentations and meetings. At this time, we do not have an employment agreement with Ms. Villegas and Mr. Wolf, though the Company may enter into such an agreement with them on terms and conditions usual and customary for its industry. The Company does not currently have “key man” life insurance on Ms. Villegas or Mr. Wolf.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s principal executive office and mailing address is 350 Lincoln Road, Miami Beach, FL 33139. Our telephone number is (305) 907-7600. The Company is currently paying rent of $2,321 on a month to month basis.

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

Holders

As of April 1, 2019, we had approximately 49 holders of our common stock.

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

Recent Sales of Unregistered Securities:

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information for this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Plan of Operations

Our plan of operations over the next 12 months is to continue to prepare our clients for the many inevitable challenges they will encounter and to develop a customized plan for them to help overcome these obstacles, so that they can focus on marketing their product(s) and/or service(s) to their potential customers.

Although we’ve only worked with two clients since inception, our goal is to add and service a minimum of two to three new clients between now and the end of 2019. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for an on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

The Company incorporated or formed six subsidiaries since 2016, BalanceLabs, LLC., Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co., and KryptoBank Co. BalanceLabs LLC, is strictly a management company that provides necessary administrative services to small companies. The Company’s four subsidiaries, Balance Agrotech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant as of December 31, 2018. Except for KryptoBank Co., all of the subsidiaries are wholly owned by the Company.

In November 2018, the Company acquired a non controlling minority interest in a new startup company, iGrow Systems, Inc. At the present time, this investment has no value based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

iGrow Systems, Inc., as part of its initial funding borrowed $16,291 from BalanceLabs LLC and $15,000 from KryptoBank Co. Both advances will be repaid when the company receives its initial funding.

KryptoBank Co., as part of its initial funding, borrowed an additional $95,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of December 31, 2018 is $100,000.

We believe that we can support our clients with our existing full-time staff, supplemented with part-time sub-contracted professionals and service providers, as necessary. Between now and the end of 2019, we intend to formalize our relationships with these sub-contractors so that we can offer our clients turn-key business development products and services.

Our primary requirement for funding is for working capital in order to accommodate temporary negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

For the years ended December 31, 2018 and December 31, 2017.

Overview

We reported a net loss of $547,678 and $837,190 for the years ended December 31, 2018 and 2017, respectively, a decrease of $289,512, or 34%, primarily due to a decrease of $174,560 in interest expense, an increase in the fair value of available-for-sale securities of $140,000 offset by an increase of $37,143 in professional fees.

Revenues

For the year ended December 31, 2018, we generated $6,667 of revenue. For the year ended December 31, 2017 we generated $500 in revenue from a related party.

General and administrative expenses

General and administrative expenses were $82,883 and $93,874 for the years ended December 31, 2018 and 2017, respectively, a decrease of $10,991, or 13%. The decrease in cost was a result of continued cost cutting of overhead expenses.

Related party general and administrative expenses were $137,500 and $150,000 respectively, a decrease of $12,500 or 8%. The decrease in cost was due to a reduction in directors’ fees.

Interest expense

Interest expense for the years ended December 31, 2018 and 2017 was $129,908 and $304,468, respectively, the decrease is attributable to a reduction in the amortization of debt discounts into interest expense, offset by interest accruing on new loans.

Professional Fees

Professional fees for the years ended December 31, 2018 and 2017 were $95,875 and $58,732 respectively, an increase of $37,143 or 63%. The increase was due to an increase in legal fees from operations due to new subsidiary and investments.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31, 2018	December 31, 2017

Cash	$27,223	$7,355
Working capital (deficiency)	$(2,338,467)	$(1,609,368)

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

As of December 31, 2018, the Company had a working capital deficiency of $2,338,467. The Company used cash in operations of $420,269. The Company has raised $380,850 in debt financing from related parties during the year ended December 31, 2018. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

From January 1, 2019 to March 26, 2019, entities controlled by the CEO made short term advances to the Company of $125,700 and $30,000 was an advance by Kryptobank, one of the company’s subsidiaries.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2018 and December 31, 2017 in the amount of $420,269 and $372,332 respectively. This was primarily due to an unrealized gain of $140,000, a net loss of $592,963 partially offset by an increase in accounts payable and accrued expenses by $306,325. The negative cash flow in 2017 was primarily due to a net loss of $839,077, offset by amortization of debt discount of $208,571, and accounts payable and accrued expenses of $247,295.

Net Cash Used in Investing Activities

Net cash used in investing activities during the years ended December 31, 2018 and December 31, 2017 was $35,463 and $0, respectively. In 2018 cash used in investing activities of $35,463 was for the development of a website, equipment, trademarks and advances to related parties.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2018 and December 31, 2017 was $475,600 and $361,630, respectively. In 2018, cash received through financing activities as of December 31, 2018 was $380,850 from related parties and $4,500 from the sale of a non-controlling interest in our consolidated subsidiary and notes payable of $90,500 from our consolidated subsidiary. For the year ended December 31, 2017 financing activities were $336,630 of short term advances from related parties, $500 from the sales of non controlling interest in our consolidated subsidiary and notes payable from a related party of $24,500.

Our auditors have issued a going concern opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2018. The consolidated financial statements in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, these conditions raise substantial doubt from our independent auditor about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Revenue Recognition

On January 1, 2018, the Company adopted FASB ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASC 606 for the years ended December 31, 2018 and 2017, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

Recently Issued Accounting Pronouncements

We have implemented all new accounting standards that are in effect and may impact our consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and will not have a material effect on our balance sheet.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The company has reviewed the standard and the change has no effect on our consolidated financial statements.

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had a significant impact on the consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value from of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the year ended December 31, 2018 has been recorded in Other Income on the Income Statement.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Balance Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Balance Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statement, the Company has experienced net losses since inception and negative cash flows from operations and has relied on loans from related parties to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

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

Boynton Beach, Florida

April 1, 2019

Balance Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

Assets
Current Assets:
Cash	$27,223	$7,355
Accounts Receivable	1,667	-
Due from Related Parties	31,291	-
Prepaid Expenses	29,325	29,325
Total Current Assets	89,506	36,680

Fixed Assets, Net	2,522	4,722

Other Assets:
Investment in Equity Method Investee	-	-
Investment at Fair Value - Related Party	220,000	80,000
Trademarks	2,836	-

Total Assets	$314,864	$121,402

Liabilities and Stockholder’s Deficit
Accounts Payable and Accrued Expenses	$433,425	$247,100
Accounts Payable - Related Party	491,659	371,659
Short-Term Advances - Related Party	693,639	312,789
Convertible Notes Payable	525,000	525,000
Convertible Notes Payable - Related Party	120,000	120,000
Notes Payable – Related Party	64,250	69,500
Notes Payable	100,000	-
Total Liabilities	2,427,973	1,646,048

Commitments and Contingencies (see Note 6)

Stockholder’s Deficit
Preferred Stock $.0001 par value: Authorized 50,000,000 shares none issued and outstanding as of December 31, 2018 and December 31, 2017	-	-
Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,620,000 Issued and outstanding as of December 31, 2018 and December 31, 2017	2,162	2,162
Additional Paid in Capital	741,271	741,271
Accumulated Deficit	(2,815,370)	(2,347,192)
Accumulated Other Comprehensive Income	-	79,500
Stockholder’s Deficit	(2,071,937)	(1,524,259)

Non-controlling interest	(41,172)	(387)

Total Stockholder’s Deficit	(2,113,109)	(1,524,646)

Total Liabilities and Stockholder’s Deficit	$314,864	$121,402

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statement of Operations

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Revenue	$6,667	$-
Revenue - Related Party	-	500
Total Revenue	6,667	500

EXPENSES
Operating Expenses:
General & Administrative	82,883	93,874
General & Administrative - Related Party	137,500	150,000
Professional Fees	95,875	58,732
Wages and Salaries	293,464	231,503
TOTAL EXPENSES	609,722	534,109

LOSS FROM OPERATIONS	(603,055)	(533,609)

OTHER INCOME/EXPENSES
Unrealized Gain on available for sale securities	140,000	-
Interest Expense	(129,908)	(304,468)
TOTAL OTHER INCOME (LOSS)	10,092	(304,468)

Net Loss	(592,963)	(838,077)

Net Loss attributable to Non-Controlling Interest	(45,285)	(887)

Net Loss attributable to the Company	(547,678)	(837,190)

Other Comprehensive Loss	-	(812,250)
Comprehensive Loss	$(547,678)	$(1,649,440)

Net Loss per share Basic and Diluted	$(0.03)	$(0.04)

Weighted average Number of Common Shares Outstanding -
Basic and Diluted	21,620,000	21,620,000

The accompanying notes are an integral part of these consolidated financial statements

Balance labs, Inc and Subsidiaries

Consolidated Statement of Changes in Stockholder’s Deficit

	Preferred Stock Shares	Par	Common Shares	Par	APIC	Non Controlling Int	Comp Loss	Accumulated Deficit	Total
Balance, December 31st, 2016	-	$-	21,620,000	$2,162	$741,271	$-	$891,750	$(1,509,002)	$126,181

Proceeds from Noncontrolling interest - Kryptobank	-	-	-	-	-	500	-	-	500

Comprehensive income (loss)	-	-	-	-	-	-	(812,250)	-	(812,250)

Net Loss	-	-	-	-	-	(887)	-	(838,190)	(839,077)
									-
Balance, December 31, 2017	-	-	21,620,000	2,162	741,271	(387)	79,500	(2,347,192)	$(1,524,646)

Reclass of Comp loss for adoption of 2016-01	-	-	-	-	-	-	(79,500)	79,500	-

Proceeds from Noncontrolling interest - Kryptobank	-	-	-	-	-	4,500	-	-	4,500

Net Loss						(45,285)		(547,678)	(592,963)

Balance, December 31, 2018	-	$-	21,620,000	$2,162	$741,271	$(41,172)	$-	$(2,815,370)	$(2,113,109)

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2018	December 31, 2017

Cash Flows from operating activities
Net Loss	$(592,963)	$(839,077)

Adjustments to reconcile net loss to net cash used in operations:
Amortization of Debt Discount	4,500	208,571
Unrealized gain on Investment	(140,000)	-
Depreciation and amortization expense	3,536	3,931
Change in Operating Assets and Liabilities:
Accounts Receivable	(1,667)	-
Prepaid expenses	-	6,948
Accounts Payable and Accrued Expenses	186,325	127,295
Accounts Payable Related Party	120,000	120,000
Net cash used in Operating activities	(420,269)	(372,332)

Cash Flows from Investing Activities
Advances to a Related Party	(31,291)	-
Purchase of property and equipment and Trademarks	(4,172)	-
Net Cash used in Investing Activities	(35,463)	-

Cash Flow from Financing Activities
Proceeds from Notes Payable, related party	-	24,500
Proceeds from Note Payable	90,500	-
Proceeds from short term advances, related parties	380,850	336,630
Repayment of short term advances, related parties	(250)	-
Proceeds from non-controlling interest	4,500	500
Net Cash provided by financing activities	475,600	361,630

Net cash increase (decrease) for the period	19,868	(10,702)
Cash beginning of the year	7,355	18,057

Cash end of year	$27,223	$7,355
Supplemental Disclosure for Cash Flow Information:
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$5,280	$-
Supplemental disclosure for Non Cash investing and financing activities:
Reclassification of short-term advances against Notes Payable	$-	$25,000

See accompanying notes to these consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018 and 2017

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

The Company has the following subsidiaries:

BalanceLabs, LLC., formed October 12, 2015, Balance AgroTech Co., formed July 11, 2016, Advanced AutoTech Co., formed May 10, 2016, Balance Medical Marijuana Co., formed December 22, 2015, Balance Cannabis Co. formed May 13, 2016 and majority owned (51%) KryptoBank Co., formed December 27, 2017. All intercompany transactions have been eliminated.

The Company leverages its knowledge in developing businesses with entrepreneurs and start up companies’ management whereby it creates a customized plan for them to overcome obstacles so that they can focus on marketing their product(s) and/or service(s) to their potential customers.

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $420,269 of cash in operating activities and currently has $27,223 in cash. There is substantial doubt about the Company to continue as a going concern. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue in recognized. The Company provides allowances for doubtful accounts by specific customer identification. If market conditions decline, actual collections may not meet expectations and may result in decreased cash flow and increased bad debt expense. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Equity method investments

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest in the following company:

	2018	2017
iGrow Systems Inc.	$-	$-
Total	$-	$-

a) Balance Labs Inc., is a 44.44% owner of iGrow Systems Inc.

Summarized financial information for the entity accounted for under the equity method, as of December 31, 2018 and 2017, consists of the following:

	2018	2017
Total Assets	$5,711	$-
Total Liabilities	31,291	-
Shareholders’ (Deficit)	(25,580)	-

Income	-	-
Expenses	25,580	-
Net (Loss)	$(25,580)	$-

The Company's portion of the net loss for the period from November 9, 2018 (inception) to December 31, 2018 was $11,369. The Company has no basis in the investment as of December 31, 2018 so these consolidated financial statements do not reflect the net loss allocated to the Company beyond the amount of its investment.

Concentrations and Credit Risk

One customer provided 100% of revenues during the years ended December 31, 2018 and 2017.

We also have a concentration in Accounts Receivable of 100% due from this one customer.

Revenue Recognition

On January 1, 2018, the Company adopted FASB ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASC 606 for the years ended December 31, 2018 and 2017, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

The Company records revenue on the consolidated income statement over the life of the contract as the Company completed the performance obligations pursuant to the agreement. Amounts received in advance are deferred and recognized when the performance obligations are completed.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2018. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2015, 2016, 2017 and 2018 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20-50% equity and is non-controlling are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into their consolidated financial statements herein. The Company holds two investments on its Balance Sheet as of December 31, 2018. Our investment in Bang Holdings Corp., is recorded at fair value on December 31, 2018 and December 31, 2017. On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our balance sheet using the equity method.

Marketable Securities

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had a significant impact on the consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the year ended December 31, 2018 has been recorded in Other Income on the Income Statement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2018, the carrying value of marketable securities was $220,000, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries (Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our 51% majority owned subsidiary KryptoBank Co. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. KryptoBank Co., began operations on December 27, 2017. The Company has a non-controlling interest in iGrow Systems Inc., which is not included in this consolidation.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 2,700,000 and 2,920,000 warrants and 2,856,759 and 2,496,887 shares from convertible notes payable for the years ended December 31, 2018 and 2017, respectively, were anti-dilutive.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2018.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$220,000	$-	$-	$220,000
Total Assets measured at fair value	$220,000	$-	$-	$220,000

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2017.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$80,000	$-	$-	$80,000
Total Assets measured at fair value	$80,000	$-	$-	$80,000

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2018	$80,000

Unrealized gain on (level 3) securities	140,000

Ending Balance as of December 31, 2018	$220,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2018 and December 31, 2017, advertising, marketing and promotion expense was $316 and $392, respectively.

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

Property and equipment as of December 31, 2018 and December 31, 2017 consisted of the following:

	2018	2017
Website	$1,336	$-
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	9,980
Less Accumulated Depreciation	8,794	5,258
Property and Equipment, net	$2,522	$4,722

Depreciation expense for the years ended December 31, 2018 and 2017 totaled $3,536 and $3,931 respectively. Website additions during the years ended December 31, 2018 and 2017 were $1,336 and $0, respectively. Trademarks during the years ended December 31, 2018 and 2017 were $2,836 and $0, respectively.

Intangible Assets

Intangible Assets as of December 31, 2018 and December 31, 2017 consisted of the following:

	2018	2017
Trademarks	$2,836	$-
Total	2,836	-
Less Accumulated Amortization	-	-
Intangible Assets	$2,836	$-

During the year ended December 31, 2018 the Company applied and was granted a trademark for the name, “Kryptobank”. Trademarks are recorded as, “Other assets” on the balance sheet upon being granted by the United States Patent and Trademarks Office. For the years ended December 31, 2018 and December 31, 2017, the Company spent $2,836 and $0 respectively. No amortization was expensed for the years ended December 31, 2018 and December 31, 2017 as the trademark was not granted until late December 2018.

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

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had a significant impact on the consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value from of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the year ended December 31, 2018 has been recorded in Other Income on the Income Statement.

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018 the Company sold an additional 40% in its subsidiary KryptoBank Co. for $4,500. As of December 31, 2018, the non-controlling interest is 49% of the shares outstanding.

Warrants

During 2015, the Company issued 100,000 warrants as part of a convertible note offering. The fair value of the warrants was $19,965. The warrants expire December 23, 2020.

In conjunction with the Newell Investment Agreement (see Note 7), the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share expiring on March 23, 2019.

On September 30, 2016, The Company’s CEO loaned the Company $120,000 in addition to paying interest at 10%, the Company issued 600,000 warrants at an exercise price of $1.00 per share expiring on September 30, 2021.

The following table summarizes warrants outstanding as of December 31, 2018 and the related changes during the periods are presented below.

	Weighted
Number of	Average
Warrants	Exercise Price

Balance at December 31, 2016	2,920,000	$2.62

Granted	-	-
Exercised	-	-
Expired	-	-

Balance at December 31, 2017	2,920,000	$2.62

Granted	-	-
Exercised	-	-
Expired	220,000	2.00

Balance at December 31, 2018	2,700,000	$2.83

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $120,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, $486,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

As of December 31, 2018, $5,000 of the rent expense was unpaid and is included in accounts payable-related parties on the balance sheet.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on December 31, 2021. See Note 7. The note is currently in default and has an accrued interest balance of $27,025.

As of December 31, 2018, the CEO and Company’s controlled by the CEO have loaned the Company a total of $757,889 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $62,349 on the loans. $376,939 of these loans are in default as of December 31, 2018.

On May 4, 2016, the Company began compensating Aviv Hillo, a member of the board of directors, $2,500 per month. The expense for the year ended December 31, 2018 was $17,500 compared to $30,000 for the year ended December 31, 2017. On August 1, 2018, Mr. Hillo became General Counsel to a company partially owned by a related party. He will continue to serve as a director but will not be compensated as of August 1, 2018.

The Company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company has used its security deposit to partially pay its delinquent rent. The balance was paid in cash and the matter was partially settled. The Company still has $16,725 accrued on its books representing the amount that may be subject to pay. On Friday, May 12, 2017 the Company moved its headquarters to 350 Lincoln Road, Miami Beach, FL 33139. The Company pays $2,718 per month rent. Beginning November 1, 2017, the Company began occupying the space on a month to month basis. In addition, the Company had to pay a security deposit of $4,325. The security deposit is included in prepaid expenses on the balance sheet.

iGrow Systems, Inc., as part of its initial funding borrowed $16,291 from BalanceLabs LLC and $15,000 from KryptoBank Co. These amounts will be repaid when the Company receives its funding.

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

Consulting Fees

The Company will continue to pay its CEO $10,000 per month as compensation on a month to month basis. It will be recorded in general and administrative expenses-related parties on the consolidated statement of operations.

Note 7 – Notes Payable

As of December 31, 2018, the CEO and Company’s controlled by the CEO have loaned the Company a total of $757,889 in addition to the convertible note discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. $376,939 of these loans are in default as of December 31, 2018. The Company accrued interest of $62,349 on the loans as of December 31, 2018.

As of December 31, 2018, KryptoBank Co., as part of its initial funding, borrowed $100,000 from its shareholders. The notes have a stated interest rate of 12% compounded annually and are due on demand. Interest of $11,728 has been accrued. $4,500 of debt discount has been recorded as interest expense in the company’s financial statements.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. As of December 31, 2018, the accrued interest on the note is $17,488.

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2018, accrued interest on the note is $137,534 and the note is in default.

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newell Trading Group LLC, a Delaware limited liability company (“Newell”) whereby Newell is obligated, providing the Company has met certain conditions including the filing of a Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, Company issued 1,000,000 non-registrable shares of Company’s common stock with a fair value of $125,000 and three year warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share, expiring March 23, 2019. The black scholes option pricing model with the following assumptions were used to value the warrants. Expected volatility of 559%, expected life of 3 years, risk free rate of return of 0.9% and expected dividend yield of 0%. The warrants had a fair value of $250,000. Newell is currently in liquidation.

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $27,025 as of December 31, 2018.

Note 8 Income Taxes

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

The Company has the following net deferred tax asset:

	As of December 31, 2017	As of December 31, 2018

Temporary Differences	$-	$141,085
Unrealized gains	-	55,632
Net operating loss carryforward	434,071	375,022
Valuation allowance	(434,071)	(571,349)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year ended	For the Year ended
	December 31, 2017	December 31, 2018
Expected federal statutory rate	(21)%	(21)%
State Effect on tax rate, net of federal benefit	(4.35)%	(4.35)%
Effect of Tax rate change	14%	-
Non Deductible Expense	6%	-
Change in valuation allowance	5.35%	25.35%

Income tax provision (benefit)	0.0	0.0

As of December 31, 2018, the Company had approximately $1,480,000 of federal and state net operating loss carryovers (“NOLs”). The valuation allowance increased by approximately $137,278 and $26,791 for the years ended December 31, 2018 and 2017, respectively.

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

Note 9 - Subsequent Events

From January 1, 2019 to March 26, 2019, entities controlled by the CEO made short term advances to the Company of $125,700 and $30,000 was an advance by one of the Company’s subsidiaries, Kryptobank.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Based on their evaluation as of the end of the period covered by this annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual Report on Form 10-K, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”).

Based on this assessment, management concluded that as of the year covered by this annual Report on Form 10-K, it had material weaknesses in its internal control procedures.

As of the year covered by this annual Report on Form 10-K, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

This annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions
Michael D. Farkas	46	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Carmen Villegas	31	Secretary and Director
Aviv Hillo	53	Director

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation or has been, at any time during the past three years, employed by the company. Accordingly, we do not have any independent director as of the date of this 10-K.

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

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2018 and December 31, 2017.

SUMMARY COMPENSATION TABLE

						Non-
						Equity Incentive	Non- Qualified	All
Name and				Stock	Option	Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Michael D. Farkas President, CEO and CFO (1)	2018	$120,000	$-	$-	$-	$-	$-	$-	$120,000
	2017	$120,000	$-	$-	$-	$-	$-	$-	$120,000

(1)	Mr. Farkas resigned as Chief Executive Officer on January 15, 2015 and reappointed as President, Chief Executive Officer and Chief Financial Officer on September 11, 2015. Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month. As of the date hereof, Mr. Farkas has not received any payment for his services provided and such amounts have been accrued.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the years ended December 31, 2018 and December 31, 2017.

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

Compensation of Directors

On May 4, 2016, the Company began compensating Aviv Hillo, a member of the board of directors, $2,500 per month. Mr. Hillo was compensated $17,500 for the fiscal year ended December 31, 2018 and $30,000 for the fiscal year ended December 31, 2017. No other members of the board of directors get compensated. The board of directors has the authority to fix the compensation of directors.

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

Name	Number of Shares Beneficially Owned (3)(4)	Percent of Class (1)
Michael D. Farkas (2)	19,063,700	88.18%

Carmen Villegas	150,000	*

Aviv Hillo	-	0%

All Executive Officers and Directors as a group (3 individuals)	19,213,700	88.87%

5% or Greater Shareholders
Balance Holdings LLC (2)	12,000,000	55.50%

Shilo Holding Group LLC (2)	7,062,300	32.67%

(1)	Based on 21,620,000 shares of common stock outstanding as of April 1, 2019.
(2)	Michael D. Farkas holds 12,000,000, 1,400 and 7,062,300 shares of common stock through Balance Holdings, LLC, Shilo Security Solutions, Inc, and Shilo Holding Group LLC, respectively.
(3)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(4)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

*Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $120,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, $486,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the years ended December 31, 2018 and 2017, the Company expensed $0 and $0, respectively, for rent and office services which are included in general and administrative expenses related party to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of December 31, 2018 and 2017, $5,000 was owed.

On December 31, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. See Note 8.

On May 4, 2016, the Company began compensating its board member Aviv Hillo, $2,500 per month. The expense for the year ended December 31, 2018 was $17,500 compared to $30,000 for 2017. He is now an unpaid director.

On July 27, 2016, the Company signed a sublease (the “Master Lease”) with an entity partially owned by a related party to sub-lease approximately 2200 square feet located at 1691 Michigan Ave, Miami Beach, Florida 33139, beginning August 1, 2016 and ending December 31, 2018 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, the Company was made aware that the Master Lease for the office space was in default. Consequently, the Company ceased payments. On or about March 31, 2017, the Company was served with an eviction notice as the Master Lease was still in default. The Company has partially settled the claim under the sublease and has $16,725 accrued on its books to cover any further claims.

From January 1, 2019 to March 26, 2019, entities controlled by the CEO made short term advances to the Company of $125,700 and $30,000 was an advance by one of the company’s subsidiaries.

Item 14. Principal Accountant Fees and Services.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our consolidated financial statements and other professional services rendered by our independent registered public accounting firm Liggett & Webb, PA.

	2018	2017

Audit Fees (1)	$29,597	$21,926
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$29,597	$21,926

(1) Audit Fees. These are fees for professional services for the audit of our annual consolidated financial statements, and for the review of the consolidated financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s consolidated financial statements.

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

BALANCE LABS, INC.

By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

Date:	April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	President, Chief Executive Officer, and Chief Financial Officer and Chairman of the Board	April 1, 2019
Michael D. Farkas	(Principal Executive Officer and Principal Financial Officer)

/s/ Carmen Villegas	Secretary and Director	April 1, 2019
Carmen Villegas

/s/ Aviv Hillo	Director	April 1, 2019
Aviv Hillo

