Form 10-Q
period 2019-03-31
Balance Labs, Inc.
filed 2019-05-15
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Yes [  ] No [X]

As of May 15, 2019, there were 21,620,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2019

(Unaudited)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash	$9,991	$27,223
Accounts Receivable	-	1,667
Prepaid Expenses	29,325	29,325
Total Current Assets	39,316	58,215

Fixed Assets, Net	2,453	2,522

Other Assets:
Equity in joint venture	21,134	-
Due From Related Parties	15,000	31,291
Investment at Fair Value - Related Party	235,000	220,000
Trademarks	2,836	2,836

Total Assets	$315,739	$314,864

Liabilities and Stockholder’s Deficit

Current Liabilities:
Accounts Payable and Accrued Expenses	$519,051	$433,425
Accounts Payable - Related Party	521,659	491,659
Short-Term Advances - Related Party	813,239	693,639
Convertible Notes Payable	525,000	525,000
Convertible Notes Payable - Related Party	120,000	120,000
Notes Payable - Related Party	66,850	64,250
Notes Payable	112,167	100,000
Total Liabilities	2,677,966	2,427,973

Commitments and Contingencies (see Note 6)	-	-

Stockholder’s Deficit
Preferred Stock,$.0001 par value: Authorized 50,000,000 shares none issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,620,000 Issued and outstanding as of March 31, 2019 and December 31, 2018	2,162	2,162
Additional Paid in Capital	741,271	741,271
Accumulated Deficit	(3,063,015)	(2,815,370)
Stockholder’s Deficit	(2,319,582)	(2,071,937)

Non-controlling interest	(42,645)	(41,172)

Total Stockholder’s deficit	(2,362,227)	(2,113,109)

Total Liabilities and Stockholder’s Deficit	$315,739	$314,864

The accompanying notes are an integral part of the condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2019 and 2018 (Unaudited)

	For the three	For the three
	Months Ended	Months Ended
	March 31, 2019	March 31, 2018

Revenue	$3,333	$-
Total Revenue	3,333	-

EXPENSES
Operating Expenses:
General & Administrative	18,746	13,231
General & Administrative - Related Party	30,000	37,500
Professional Fees	85,141	31,830
Wages and Salaries	71,987	70,036
TOTAL EXPENSES	205,874	152,597

LOSS FROM OPERATIONS	(202,541)	(152,597)

OTHER INCOME/EXPENSES
Equity in earnings from unconsolidated joint venture	(24,657)	-
Unrealized Gain on available for sale securities	15,000	265,000
Interest Expense	(36,920)	(29,669)
TOTAL OTHER INCOME (LOSS)	(46,577)	235,331

Net Income (Loss)	(249,118)	82,734

Net Loss attributable to Non-Controlling Interest	(1,473)	(4,500)

Net Income (Loss) attributable to the company	$(247,645)	$87,234

Net Income (Loss) per share Basic and Diluted	$(0.01)	$0.00

Weighted average Number of Common Shares Outstanding-
Basic	21,620,000	21,620,000
Weighted average Number of Common Shares Outstanding-
Diluted	21,620,000	24,574,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Balance Labs, Inc and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholder’s Deficit

For the three months ended March 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-in	Non Controlling	Retained
	Shares	Amount	Capital	Interest	Earnings	Total
Balance, December 31, 2017	2,162,000	$2,162	$741,271	$(387)	$(2,347,192)	$(1,604,146)

Net Income (Loss)	-	-	-	(4,500)	87,234	82,734
						-
Balance, March 31, 2018 (Unaudited)	2,162,000	2,162	741,271	(4,887)	(2,259,958)	$(1,521,412)

Balance, December 31, 2018	2,162,000	$2,162	$741,271	$(41,172)	$(2,815,370)	$(2,113,109)

Net Loss	-	-	-	(1,473)	(247,645)	(249,118)

Balance, March 31, 2019 (unaudited)	2,162,000	2,162	741,271	(42,645)	(3,063,015)	(2,362,227)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the three months ended March 31, 2019 and 2018

(Unaudited)

	For the three	For the three
	Months Ended	Months Ended
	March 31, 2019	March 31, 2018

Cash Flows from operating activities
Net Income (Loss)	$(249,118)	$87,234

Adjustments to reconcile net income (loss) to net cash used in operations:
Amortization of Debt Discount	-	(4,500)
Unrealized Gain on Investment	(15,000)	(265,000)
Depreciation expense	69	884
Net loss from joint venture	24,657	-
Change in Operating Assets and Liabilities:
Accounts Receivable	1,667	-
Accounts Payable and Accrued Expenses	97,793	35,289
Accounts payable Related Party	30,000	30,000
Net Cash Used in Operating activities	(109,932)	(116,093)

Cash Flow from Investing Activities
Capital contributions to joint venture	(29,500)	-
Purchase of property and equipment and Trademarks	-	(1,561)
Net Cash Used in Investing Activities	(29,500)	(1,561)

Cash Flow from Financing Activities
Proceeds from Notes Payable, related Party	122,200	87,750
Proceeds from Notes Payable	-	90,500
Proceeds from non-controlling interest	-	4,500
Net Cash provided by financing activities	122,200	182,750

Net cash increase (decrease) for the period	(17,232)	65,096
Cash beginning of year	27,223	7,355
Cash end of year	$9,991	$72,451

Supplemental Disclosure for Cash Flow Information:
Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$425	$1,150

Non-cash financing and investing activities:
Reclassification of advances to a related party to capital contributions to joint venture	$16,291	$-
Compounding of accrued interest into principal	$12,167	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 (Unaudited)

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

The Company has the following consolidated subsidiaries:

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

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $109,932 of cash in operating activities and currently has $9,991 in cash. There is substantial doubt about the Company to continue as a going concern. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 (Unaudited)

Joint Venture

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest in the following company:

	March 31, 2019	December 31, 2018
iGrow Systems Inc. (a)	$21,134	$-
Total	$21,134	$-

a) Balance Labs Inc., is a 44.20% and 44.44% owner of iGrow Systems Inc., as of March 31, 2019 and December 31, 2018, respectively.

The Company has a non controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members. Summary information on the joint venture follows:

	March 31, 2019	December 31, 2018
Total Assets	$12,592	$5,711
Total Liabilities	23,166	31,291
Shareholders’ (Deficit)	(10,574)	(25,580)

Income	-	-
Expenses	55,785	25,580
Net (Loss)	$(55,785)	$(25,580)

The Company’s portion of the net loss for the three months ended March 31, 2019 was $24,657. The Company also contributed capital to the joint venture of $29,500 during the three months ended March 31, 2019.

Concentrations and Credit Risk

One customer provided 100% of revenues during the three months ended March 31, 2019.

We also have a concentration in Accounts Receivable of 100% due from this one customer as of December 31, 2018.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 (Unaudited)

Revenue Recognition

On January 1, 2018, the Company adopted FASB ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASC 606.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of March 31, 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2015, 2016, 2017 and 2018 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20-50% equity and is non-controlling are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into their condensed consolidated financial statements herein. The Company holds two investments on its Balance Sheet as of March 31, 2019. Our investment in Bang Holdings Corp., is recorded at fair value on March 31, 2019 and December 31, 2018. On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our balance sheet using the equity method.

Marketable Securities

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements and determined that it had a significant impact on the condensed consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the three months ended March 31, 2019 has been recorded in Other Income on the Income Statement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of March 31, 2019, the carrying value of marketable securities was $235,000, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 (Unaudited)

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 2,920,000 warrants and 2,610,925 shares from convertible notes payable for the months ended March 31, 2018 are dilutive and are included in the diluted income per share calculation. The effect of 700,000 and 2,220,000 warrants and 2,845,565 and 0 shares from convertible notes payable for the three months ended March 31, 2019 and 2018, respectively, were anti-dilutive.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 (Unaudited)

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2019.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$235,000	$-	$-	$235,000
Total Assets measured at fair value	$235,000	$-	$-	$235,000

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2018.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$220,000	$-	$-	$220,000
Total Assets measured at fair value	$220,000	$-	$-	$220,000

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2019	$220,000

Unrealized gain on (level 3) securities	15,000

Ending Balance as of March 31, 2019	$235,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the three months ended March 31, 2019 and March 31, 2018, advertising, marketing and promotion expense was $312 and $261, respectively.

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

Property and equipment as of March 31, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	8,863	8,794
Property and Equipment, net	$2,453	$2,522

Depreciation expense for the three months ended March 31, 2019 and 2018 totaled $69 and $3,536 respectively. There were no additions during the three months ended March 31, 2019.

Intangible Assets

Intangible Assets as of March 31, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Trademarks	$2,836	$2,836
Total	2,836	2,836

There were no additions to Intangible Assets during the three months ended March 31, 2019.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 (Unaudited)

Reclassifications

Certain 2019 amounts have been reclassified for comparative purposes to conform to the fiscal 2018 presentation. These reclassifications have no impact on the previously reported net loss.

Recently Issued Accounting Pronouncements

The Company has evaluated all new accounting standards that are in effect and may impact its unaudited condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The Company adopted this ASU on January 1, 2019. After reviewing of this ASU we have determined it will have no impact on our results of operations, cash flows or financial condition.

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements and determined that it had a significant impact on the condensed consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value from of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the three months ended March 31, 2019 has been recorded in Other Income on the Income Statement.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 (Unaudited)

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018 the Company sold an additional 40% in its subsidiary KryptoBank Co. for $4,500. As of March 31, 2019, the non-controlling interest is 49% of the shares outstanding.

Warrants

During 2015, the Company issued 100,000 warrants as part of a convertible note offering. The fair value of the warrants was $19,965. The warrants expire December 23, 2020.

In conjunction with the Newell Investment Agreement (see Note 7), the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share which expired on March 23, 2019.

On September 30, 2016, The Company’s CEO loaned the Company $120,000. In addition to paying interest at 10%, the Company issued 600,000 warrants at an exercise price of $1.00 per share expiring on September 30, 2021.

The following table summarizes warrants outstanding as of March 31, 2019 and the related changes during the periods are presented below.

	Weighted
Number of	Average
Warrants	Exercise Price

Balance at December 31, 2018	2,700,000	$2.00

Granted	-	-
Exercised	-	-
Expired	(2,000,000)	3.50

Balance at March 31, 2019 (Unaudited)	700,000	$0.93

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 (Unaudited)

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $30,000 and $30,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, $516,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

As of March 31, 2019, $5,000 of the rent expense was unpaid and is included in accounts payable-related parties on the balance sheet.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on December 31, 2021. See Note 7. The note is currently in default and has an accrued interest balance of $30,025.

As of March 31, 2019, the CEO and Company’s controlled by the CEO have loaned the Company a total of $880,089 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $82,351 on the loans. $501,689 of these loans are in default as of March 31, 2019.

On May 4, 2016, the Company began compensating Aviv Hillo, a member of the board of directors, $2,500 per month. The expense for the three months ended March 31, 2019 was $0 compared to $7,500 for the three months ended March 31, 2018. On August 1, 2018, Mr. Hillo became General Counsel to a company partially owned by a related party. He will continue to serve as a director but will not be compensated since August 1, 2018.

The Company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending March 31, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company has used its security deposit to partially pay its delinquent rent. The balance was paid in cash and the matter was partially settled. The Company still has $16,725 accrued on its books representing the amount that may be subject to pay. On Friday, May 12, 2017 the Company moved its headquarters to 350 Lincoln Road, Miami Beach, FL 33139. The Company pays $2,718 per month rent. Beginning November 1, 2017, the Company began occupying the space on a month to month basis. In addition, the Company had to pay a security deposit of $4,325. The security deposit is included in prepaid expenses on the balance sheet.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from KryptoBank Co. These amounts will be repaid when the Company receives its major funding.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 (Unaudited)

Note 6 – Commitments and Contingencies

Litigation, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

Consulting Fees

The Company will continue to pay its CEO $10,000 per month as compensation on a month to month basis. It will be recorded in general and administrative expenses-related parties on the consolidated statement of operations.

Note 7 – Notes Payable

As of March 31, 2019, the CEO and Company’s controlled by the CEO have loaned the Company a total of $880,089 in addition to the convertible note discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. $501,689 of these loans are in default as of March 31, 2019. The Company accrued interest of $82,351 on the loans as of March 31, 2019.

KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of March 31, 2019 is $112,167. The Company has accrued interest of $2,873 as of March 31, 2019.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. As of March 31, 2019, the accrued interest on the note is $19,738.

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of March 31, 2019, accrued interest on the note is $150,034 and the note is in default.

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newell Trading Group LLC, a Delaware limited liability company (“Newell”) whereby Newell is obligated, providing the Company has met certain conditions including the filing of a Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, Company issued 1,000,000 non-registrable shares of Company’s common stock with a fair value of $125,000 and three year warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share, which expired on March 23, 2019. The black scholes option pricing model with the following assumptions were used to value the warrants. Expected volatility of 559%, expected life of 3 years, risk free rate of return of 0.9% and expected dividend yield of 0%. The warrants had a fair value of $250,000. Newell is currently in liquidation.

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $30,025 as of March 31, 2019.

Note 8 - Subsequent Events

From April 1, 2019 to May 15, 2019, entities controlled by the CEO made short term advances to the Company of $58,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the three months ended March 31, 2019 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

The Company incorporated or formed six subsidiaries since 2016, BalanceLabs, LLC, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co., and KryptoBank Co. Except for KryptoBank Co. all of the subsidiaries are wholly owned by the company.

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of March 31, 2019, this investment has a value of $21,134 based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from KryptoBank Co. Both advances will be repaid when the company receives its initial funding.

KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of March 31, 2019 is $100,000.

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

Results of Operations

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Overview

We reported a net loss of $249,118 and income of $ 82,734 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $331,852, or 401%, primarily due to a $250,000 decrease in the value of an investment and an increase in interest expense.

Revenues

For the three months ended March 31, 2019, we generated $3,333 of revenue. For the three months ended March 31, 2018 we generated $0 in revenue.

General and administrative expenses

General and administrative expenses were $48,746 and $50,731 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $1,985, or 4%. The decrease cost was a result of lower rent expense.

Interest expense

Interest expense for the three months ended March 31, 2019 and March 31, 2018 was $36,920 and $29,669, respectively, which was attributable to an increase in borrowing from a related party.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Cash	$9,991	$27,223
Working capital (deficiency)	$(2,623,650)	$(2,338,467)

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

As of March 31, 2019, the Company had a working capital deficiency of $2,623,650. The Company used cash in operations of $109,932. The Company has raised $122,200 in debt financing from related parties during the three months ended March 31, 2019. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2019 and March 31, 2018 in the amount of $109,932 and $116,093 respectively. This was primarily due to a net loss of $249,118 partially offset by an increase in accounts payable and accrued expenses by $97,793. The cash flow of March 31, 2018 was primarily due to the unrealized gain on available for sale securities of $265,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 and March 31, 2018 was $122,200 and $182,750. In 2019, cash received through financing activities as of March 31, 2019 was $122,200 from related parties.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 and March 31, 2018 was $29,500 and $1,561, respectively. In 2019 cash used in investing activities of $29,500 was for capital contributions to the joint venture.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2018. The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue related to its professional services to its customers when (i) persuasive evidence of an arrangement exists; (ii) delivery has been completed or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Recently Issued Accounting Pronouncements

We have adopted ASU 2014 and it did not have a material impact on our financial statements.

Recent Accounting Standards

We have implemented all new accounting standards that are in effect and may impact our financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

On January 5, 2016 effective January 1, 2018, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity Securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value, the ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU requires the entity to carry all investments in equity securities at fair value through net income. Prior to January 1, 2018, unrealized gain were reflected only on the balance sheet at fair value by increasing the amount of the investment while also increasing the shareholders’ equity with no effect to that income. In the beginning of January 1, 2018, the Company adopted ASU 2016 and it has had a material effect on our statement of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard on January 1, 2019 had no effect on our financial statements.

In April 2016, the FASB issued ASU 2016-10 Revenue from Contract with Customers (Topic 606): “Identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We have adopted the provisions of this ASU and determined that it did not have any impact on our results of operations, cash flows or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2019.

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

On April 1, 2016, the Company received $500,000 in exchange for the issuance of a convertible debenture due April 2, 2017 (the “Debenture”) in favor of Newell Trading Group LLC. This Debenture is now in default. The Debenture contains a provision that the lender may convert any part of the Debenture into the Company’s common stock at $0.25 per share, unless the note is paid by the company prior to the holder’s election to convert. The accrued interest on the convertible debenture as of March 31, 2019, is $150,034.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. (See Note 5). $30,025 in interest has been accrued as of March 31, 2019. The loan is in default as of March 31, 2019.

As of March 31, 2019, the CEO and Company’s controlled by the CEO have loaned the company a total of $880,089, in addition to a convertible debenture of $120,000. With the exception of the convertible debenture whose interest rate is 10%, the loans carry an interest rate of 8% and mature on year and one day from the date of the loan. $501,689 of these loans plus the $120,000 convertible debenture are in default as of March 31, 2019. The company has accrued interest on the loans of $351 as of March 31, 2019.

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

BALANCE LABS, INC.

Date: May 15, 2019	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

