Form 10-Q
period 2019-06-30
Balance Labs, Inc.
filed 2019-08-13
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

(305) 907-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller Reporting Company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 12, 2019, there were 2,162,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2019

(Unaudited)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash	$12,112	$27,223
Accounts Receivable	-	1,667
Prepaid Expenses	29,325	29,325
Total Current Assets	41,437	58,215

Property and Equipment, net	1,735	2,522

Due from Related Party	15,000	31,291

Investment at Fair Value - Related Party	262,500	220,000
Trademarks	2,836	2,836
Total Assets	$323,508	$314,864

Liabilities and Stockholder’s Deficit

Current Liabilities:
Accounts Payable - Related Party	$551,659	$491,659
Accounts Payable and Accrued Expenses	541,703	433,425
Convertible Note Payable	525,000	525,000
Convertible Notes Payable - Related Party	120,000	120,000
Notes Payable - Related Party	66,850	64,250
Notes Payable	112,167	100,000
Short-Term Advances - Related Party	915,108	693,639
Total Current Liabilities	2,832,487	2,427,973

Commitments and Contingencies (see Note 6)

Stockholder’s Deficit
Preferred Stock $.0001 par value: Authorized 50,000,000 shares none issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,620,000 Issued and outstanding as of June 30, 2019 and December 31, 2018	2,162	2,162
Additional Paid in Capital	741,271	741,271
Accumulated Deficit	(3,208,696)	(2,815,370)
Stockholder’s Deficit	(2,465,263)	(2,071,937)

Non-controlling interest	(43,716)	(41,172)

Total Stockholder’s deficit	(2,508,979)	(2,113,109)
Total Liabilities and Stockholder’s Deficit	$323,508	$314,864

The accompanying notes are an integral part of the condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

	For the three Months Ended	For the three Months Ended	For the six Months Ended	For the six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30,2018

Revenue	$-	$-	$3,333	$-

General and Administrative expenses	9,258	35,808	28,004	49,039
Professional Fees	5,087	20,113	90,228	51,943
Salaries and Wages	68,258	68,287	140,245	138,323
General and Administrative expenses - related party	30,000	37,500	60,000	75,000

Total Operating Expenses	112,603	161,708	318,477	314,305

Loss from Operations	(112,603)	(161,708)	(315,144)	(314,305)

Other Income and Expenses
Unrealized gain (Loss) on available for sale securities	27,500	(85,000)	42,500	180,000
Loss in earnings from unconsolidated joint venture	(23,134)	-	(47,791)	-
Interest expense	(38,515)	(29,132)	(75,435)	(58,801)
Total Other Income (Loss)	(34,149)	(114,132)	(80,726)	121,199

Net Loss	(146,752)	(275,840)	(395,870)	(193,106)

Net Loss attributable to Non-Controlling Interest	(1,071)	-	(2,544)	(4,500)
Net Loss attributable to the company	$(145,681)	$(275,840)	$(393,326)	$(188,606)

Net (Loss) per share Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average Number of Common Shares Outstanding-
Basic and Diluted	21,620,000	21,620,000	21,620,000	21,620,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Balance Labs, Inc. And Subsidiaries

Condensed Consolidated Statement of Changes in Stockholder’s Deficit

For the Three and Six Months ended June 30, 2019 and 2018

			Additional	Non
	Common Stock		Paid-In	Controlling	Comprehensive	Accumulated
	Shares	Par	Capital	Interest	Loss	Deficit	Total
Balance, December 31, 2017	2,162,000	$2,162	$741,271	$-	$79,500	$(2,347)	$(1,604,146)

Reclass of Comp Loss for adoption 2016-01	-	-	-	-	(79,500)	79,500	-

Net Income (Loss) (Unaudited)	-	-	-	(4,500)	-	87,234	82,734

Balance, March 31, 2018	2,162,000	2,162	741,271	-	-	(2,180,458)	(1,441,912)

Net Income(loss)	-	-	-	-	-	(275,840)	(275,840)

Balance June 30, 2018 (Unaudited)	2,162,000	$2,162	$741,271	$-	$-	(2,456,685)	$(1,713,252)

			Additional	Non	Accumulated Other
	Common Stock		Paid-In	Controlling	Comprehensive	Accumulated
	Shares	Par	Capital	Interest	Loss	Deficit	Total
Balance, December 31, 2018	2,162,000	$2,162	$741,271	$(41,172)	$-	(2,815,370)	$(2,113,109)

Net Loss	-	-	-	(1,473)	-	(247,645)	(249,118)

Balance, March 31, 2019 (Unaudited)	2,162,000	2,162	741,271	(42,645)	-	(3,063,015)	(2,362,227)

Net Loss	-	-	-	(1,071)	-	(145,681)	(146,752)

Balance June 30, 2019 (Unaudited)	2,162,000	$2,162	$741,271	$(43,716)	$-	$(3,208,696)	$(2,508,979)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30, 2019 and 2018

(Unaudited)

	For the six Months Ended	For the six Months Ended
	June 30, 2019	June 30, 2018

Cash Flows from operating activities
Net Loss	$(395,870)	$(193,106)

Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	787	1,768
Amortization of Debt Discount	-	4,500
Net loss from equity method investment	47,791	-
Unrealized gain on investment	(42,500)	(180,000)
Change in Operating Assets and Liabilities
Increase in Accounts Receivable	1,667	-
Accounts Payable and accrued expenses	120,445	78,227
Accounts Payable-Related Party	60,000	60,000
Net cash used in Operating activities	(207,680)	(228,611)

Cash flows from Investing Activities
Capital Contributions to equity method investee	(31,500)	-
Purchase of Property and Equipment and trademarks	-	(1,561)
Net Cash used in investing activities	(31,500)	(1,561)

Cash Flow from Financing Activities
Proceeds from short term advances- related party	225,200	208,650
Proceeds from Notes Payable – related party	-	90,500
Repayment of short term advances - related parties	(1,131)	-
Proceeds from non-controlling interest	-	4,500
Net Cash provided by financing activities	224,069	303,650

Net cash decrease for the period	(15,111)	73,478
Net Cash beginning of the period	27,223	7,355

Net Cash end of period	$12,112	$80,833

Supplemental disclosure of Cash Flow information
Cash paid for interest expense	$5,280	$2,442
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Reclassification of due to Related Party to capital contribution to equity method investment	$14,512	$-
Compounding of accrued interest into principal	$12,167	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of June 30, 2019 and the unaudited condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2019. The unaudited condensed consolidated results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2018 which was filed with the Securities and Exchange Commission on April 1, 2019.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $207,680 of cash in operating activities and currently has $12,112 in cash. There is substantial doubt about the Company to continue as a going concern. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts by specific customer identification. If market conditions decline, actual collections may not meet expectations and may result in decreased cash flow and increased bad debt expense. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019 (Unaudited)

Joint Venture

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest in the following company:

	June 30, 2019	December 31, 2018
iGrow Systems Inc. (a)	$-	$-
Total	$-	$-

a) Balance Labs Inc., is a 43.29% and 44.44% owner of iGrow Systems Inc., as of June 30, 2019 and December 31, 2018, respectively.

The Company has a non controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members. Summary information on the joint venture follows:

	June 30, 2019	December 31, 2018
Total Assets	$20,010	$5,711
Total Liabilities	23,166	31,291
Shareholders’ (Deficit)	(3,156)	(25,580)

Income	-	-
Expenses	(147,367)	25,580
Net (Loss)	$(147,367)	$(25,580)

The Company’s portion of the net loss for the six months ended June 30, 2019 was $47,791, which exceeded its investment in the joint venture by $2,000. The Company also contributed capital to the joint venture of $31,500 during the six months ended June 30, 2019.

Concentrations and Credit Risk

One customer provided 100% of revenues during the six months ended June 30, 2019.

We also have a concentration in Accounts Receivable of 100% due from this one customer as of December 31, 2018.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019 (Unaudited)

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of June 30, 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2015, 2016, 2017 and 2018 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20-50% equity and is non-controlling are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into their condensed consolidated financial statements herein. The Company holds two investments on its Balance Sheet as of June 30, 2019. Our investment in Bang Holdings Corp., is recorded at fair value on June 30, 2019 and December 31, 2018, with the gains and losses being recorded through other income on the income statement for the periods then ended. On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our balance sheet using the equity method as of June 30, 2019 and December 31, 2018.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of June 30, 2019, the carrying value of marketable securities was $262,500, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our 51% majority owned subsidiary KryptoBank Co. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. The Company has a non-controlling interest in iGrow Systems Inc., which is not included in this consolidation.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019 (Unaudited)

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 700,000 and 2,920,000 warrants and 2,903,805 and 2,664,876 shares from convertible notes payable for the six months ended June 30, 2019 and 2018, respectively, were anti-dilutive.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019 (Unaudited)

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2019.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$262,500	$-	$-	$262,500
Total Assets measured at fair value	$262,500	$-	$-	$262,500

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2018.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$220,000	$-	$-	$220,000
Total Assets measured at fair value	$220,000	$-	$-	$220,000

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2019	$220,000

Unrealized gain on (level 3) securities	42,500

Ending Balance as of June 30, 2019	$262,500

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the six months ended June 30, 2019 and June 30, 2018, advertising, marketing and promotion expense was $312 and $261, respectively.

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

Property and equipment as of June 30, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	9,581	8,794
Property and Equipment, net	$1,735	$2,522

Depreciation expense for the six months ended June 30, 2019 and 2018 totaled $787 and $1,768 respectively. There were no additions during the six months ended June 30, 2019 and 2018 respectively.

Intangible Assets

Intangible Assets as of June 30, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Trademarks	$2,836	$2,836
Total	$2,836	$2,836

There were no additions to Intangible Assets during the six months ended June 30, 2019 and 2018, respectively.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019 (Unaudited)

Reclassifications

Certain 2018 amounts have been reclassified for comparative purposes to conform to the fiscal 2019 presentation. These reclassifications have no impact on the previously reported net loss.

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

As of June 30, 2019 (Unaudited)

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018 the Company sold an additional 40% in its subsidiary KryptoBank Co. for $4,500. As of June 30, 2019, the non-controlling interest is 49% of the shares outstanding.

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

The following table summarizes warrants outstanding as of June 30, 2019 and the related changes during the periods are presented below.

	Weighted
Number of	Average
Warrants	Exercise Price

Balance at December 31, 2018	2,700,000	$2.00

Granted	-	-
Exercised	-	-
Expired	(2,000,000)	3.50

Balance at June 30, 2019 (Unaudited)	700,000	$0.93

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019 (Unaudited)

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $60,000 and $60,000 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, $546,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

As of June 30, 2019, $5,000 of the rent expense was unpaid and is included in accounts payable-related parties on the balance sheet.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on December 31, 2021. See Note 7. The note is currently in default and has an accrued interest balance of $33,025.

As of June 30, 2019, the CEO and Company’s controlled by the CEO have loaned the Company a total of $915,108 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $90,927 on the loans. $584,558 of these loans are in default as of June 30, 2019.

On May 4, 2016, the Company began compensating Aviv Hillo, a member of the board of directors, $2,500 per month. The expense for the six months ended June 30, 2019 was $0 compared to $15,000 for the six months ended June 30, 2018. On August 1, 2018, Mr. Hillo became General Counsel to a company partially owned by a related party. He will continue to serve as a director but will no longer be compensated as of August 1, 2018.

The Company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending June 30, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company has used its security deposit to partially pay its delinquent rent. The balance was paid in cash and the matter was partially settled. The Company still has $16,725 accrued on its books representing the amount that may be subject to pay. On Friday, May 12, 2017 the Company moved its headquarters to 350 Lincoln Road, Miami Beach, FL 33139. The Company pays $2,601 per month rent. Beginning November 1, 2017, the Company began occupying the space on a month to month basis. In addition, the Company had to pay a security deposit of $4,325. The security deposit is included in prepaid expenses on the balance sheet.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from KryptoBank Co. These amounts will be repaid when the Company receives its major funding.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019 (Unaudited)

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

Note 7 – Notes Payable

As of June 30, 2019, the CEO and Company’s controlled by the CEO have loaned the Company a total of $915,108 in addition to the convertible note discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. $584,558 of these loans are in default as of June 30, 2019. The Company accrued interest of $90,927 on the loans as of June 30, 2019.

KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of June 30, 2019 is $112,167. The Company has accrued interest of $12,167 as of June 30, 2019.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. As of June 30, 2019, the accrued interest on the note is $22,013.

On April 1, 2016, the Company received $500,000 in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of June 30, 2019, accrued interest on the note is $162,534 and the note is in default.

On April 1, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Newell Trading Group LLC, a Delaware limited liability company (“Newell”) whereby Newell is obligated, providing the Company has met certain conditions including the filing of a Registration Statement for the shares to be acquired, to purchase up to Twenty-Five Million Dollars ($25,000,000) of the Company’s common stock at the rates set forth in the Investment Agreement. Under the Investment Agreement, the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. In consideration for the execution and delivery of the Investment Agreement, Company issued 1,000,000 non-registrable shares of Company’s common stock with a fair value of $125,000 and three year warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $3.50 per share, which expired on March 23, 2019. The black scholes option pricing model with the following assumptions were used to value the warrants. Expected volatility of 559%, expected life of 3 years, risk free rate of return of 0.9% and expected dividend yield of 0%. The warrants had a fair value of $250,000. Newell is currently in liquidation. The note is currently in default.

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $33,025 as of June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the six months ended June 30, 2019 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of June 30, 2019, this investment has a value of $0 based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from KryptoBank Co. These advances will be repaid when the company receives its initial funding.

KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of June 30, 2019 is $112,167.

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

Results of Operations

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Overview

We reported a net loss of $395,870 and $193,106 for the six months ended June 30, 2019 and 2018, respectively, a increase of $202,764, or 105%, primarily due to a $137,500 decrease in the value of an investment and an increase in interest and professional fees expense.

Revenues

For the six months ended June 30, 2019, we generated $3,333 of revenue. For the six months ended June 30, 2018 we generated $0 in revenue.

General and administrative expenses

General and administrative expenses were $88,004 and $124,039 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $36,035, or 29%. The decrease cost was a result of lower rent expense and fees paid to a director.

Interest expense

Interest expense for the six months ended June 30, 2019 and June 30, 2018 was $75,435 and $58,801, respectively, which was attributable to an increase in borrowing from a related party.

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Overview

We reported a net loss of $146,752 and $275,840 for the three months ended June 30, 2019 and 2018, respectively. A decrease of $129,088, or 47%, primarily due to a $112,500 increase in the value of an investment.

Revenues

For the three months ended June 30, 2019, we generated $0 in revenue. For the three months ended June 30, 2018 we generated $0 in revenue.

General and Administrative Expenses

General and administrative expenses were $112,603 and $161,708 for the three months ended June 30, 2019 and 2018, respectively, a decrease of 30%. The decrease cost was a result of professional fees and fees paid to a director.

Interest expense

Interest expense for the three months ended June 30, 2019 and June 30, 2018 was $38,515 and $29,132, respectively. Which was attributable to an increase in borrowing from a related party.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Cash	$12,112	$27,223
Working capital (deficiency)	$(2,791,050)	$(2,338,467)

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

As of June 30, 2019, the Company had a working capital deficiency of $2,791,050. The Company used cash in operations of $207,680. The Company has raised $225,200 in debt financing from related parties during the six months ended June 30, 2019. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2019 and June 30, 2018 in the amount of $207,680 and $228,611 respectively. This was primarily due to a net loss of $395,870 partially offset by an increase in accounts payable and accrued expenses by $42,218, an increase in net loss from equity method investee of $47,791 and a decrease in the unrealized gain on investment of $137,500.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 and June 30, 2018 was $31,500 and $1,561, respectively. In 2019 cash used in investing activities of $31,500 was for capital contributions to the joint venture.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 and June 30, 2018 was $224,069 and $303,650. In 2019, cash provided by financing activities during the six months ended June 30, 2019 was $225,200 from related parties a decrease of $73,950 compared to the six months ended June 30, 2018.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2018. The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited condensed consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2019.

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

On April 1, 2016, the Company received $500,000 in exchange for the issuance of a convertible debenture due April 2, 2017 (the “Debenture”) in favor of Newell Trading Group LLC. This Debenture is now in default. The Debenture contains a provision that the lender may convert any part of the Debenture into the Company’s common stock at $0.25 per share, unless the note is paid by the company prior to the holder’s election to convert. The accrued interest on the convertible debenture as of June 30, 2019, is $162,534.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. (See Note 5). $33,025 in interest has been accrued as of June 30, 2019. The loan is in default as of June 30, 2019.

As of June 30, 2019, the CEO and Company’s controlled by the CEO have loaned the company a total of $981,958, in addition to a convertible debenture of $120,000. With the exception of the convertible debenture whose interest rate is 10%, the loans carry an interest rate of 8% and mature on year and one day from the date of the loan. $584,558 of these loans plus the $120,000 convertible debenture are in default as of June 30, 2019. The company has accrued interest on the loans of $90,927 as of June 30, 2019.

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

BALANCE LABS, INC.

Date: August 13, 2019	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

