Form 10-Q
period 2019-09-30
Balance Labs, Inc.
filed 2019-11-14
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1146785
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

350 Lincoln Road, 4th Floor

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

As of November 14, 2019, there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash	$4,075	$27,223
Accounts Receivable	-	1,667
Prepaid Expenses	29,325	29,325
Total Current Assets	33,400	58,215

Property and Equipment, Net	1,617	2,522

Other Assets
Due from Related Party	15,000	31,291
Investment at Fair Value - Related Party	190,500	220,000
Trademarks	2,836	2,836

Total Assets	$243,353	$314,864

Liabilities and Stockholder’s Deficit
Accounts Payable and Accrued Expenses	$573,714	$433,425
Accounts Payable - Related Party	616,659	491,659
Short-Term Advances - Related Party	990,108	693,639
Convertible Note Payable	25,000	525,000
Convertible Notes Payable - Related Party	120,000	120,000
Notes Payable - Related Party	66,850	64,250
Notes Payable	112,167	100,000
Total Current Liabilities	2,504,498	2,427,973

Convertible Note Payable – Related Party	500,000	-
Total long-term Liabilities	500,000	-
Total Liabilities	3,004,498	2,427,973

Commitments and Contingencies (see Note 6)

Stockholder’s Deficit
Preferred Stock, $.0001 par value: Authorized 50,000,000 shares none issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,620,000 Issued and outstanding as of September 30, 2019 and December 31, 2018	2,162	2,162
Additional Paid in Capital	741,271	741,271
Accumulated Deficit	(3,461,159)	(2,815,370)
Stockholder’s Deficit	(2,717,726)	(2,071,937)

Non-controlling interest	(43,419)	(41,172)

Total Stockholder’s Deficit	(2,761,145)	(2,113,109)

Total Liabilities and Stockholder’s Deficit	$243,353	$314,864

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

For the three and nine months ended September 30, 2019 and 2018 (unaudited)

	For the three	For the three	For the nine	For the nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenue related party	$-	$-	$3,333	$-

General and Administrative expenses	20,183	24,736	48,187	73,775
Professional Fees	14,777	27,699	105,005	79,642
Salaries and Wages	72,760	73,434	213,005	211,757
General and Administrative expenses - related party	30,000	32,500	90,000	107,500
Total Operating Expenses	137,720	158,369	456,197	472,674

Loss from Operations	(137,720)	(158,369)	(452,864)	(472,674)

Other Income and Expenses
Unrealized gain (Loss) on available for sale purchases	(72,000)	(5,000)	(29,500)	175,000
Loss in earnings from unconsolidated joint venture	(3,000)	-	(50,791)	-
Interest expense(includes amortization of warrants on note)	(39,446)	(30,835)	(114,881)	(89,636)
Total Other (Expenses) Income	(114,446)	(35,835)	(195,172)	85,364

Net Loss	(252,166)	(194,204)	(648,036)	(387,310)

Net Income (Loss) attributable to Non Controlling Interest	297	-	(2,247)	(4,500)

Net Loss attributable to the company	$(252,463)	$(194,204)	$(645,789)	$(382,810)

Net Loss per share Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average Number of Common Shares Outstanding- Basic and Diluted	21,620,000	21,620,000	21,620,000	21,620,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months ended September 30, 2019 and 2018

			Additional	Non-	Accumulated Other
	Common Stock		Paid-in	Controlling	Comprehensive	Accumulated
	Shares	Par	Capital	Interest	Loss	Deficit	Total
Balance June 30, 2018 (unaudited)	21,620,000	$2,162	$741,271	$-	$-	$(2,456,685)	$(1,713,252)

Net Loss	-	-	-	-	-	(194,204)	(194,204)

Balance, September 30, 2018 (unaudited)	21,620,000	$2,162	$741,271	$-	$-	$(2,650,889)	$(1,907,456)

			Additional	Non-	Accumulated Other
	Common Stock		Paid-in	Controlling	Comprehensive	Accumulated
	Shares	Par	Capital	Interest	Loss	Deficit	Total
Balance June 30, 2019 (unaudited)	21,620,000	$2,162	$741,271	$(43,716)	$-	$(3,208,696)	$(2,508,979)

Net Loss	-	-	-	297	-	(252,463)	(252,166)

Balance, September 30, 2019 (unaudited)	21,620,000	$2,162	$741,271	$(43,419)	$-	$(3,461,159)	$(2,761,145)

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months ended September 30, 2019 and 2018

			Additional	Non-	Accumulated Other
	Common Stock		Paid-in	Controlling	Comprehensive	Accumulated
	Shares	Par	Capital	Interest	Loss	Deficit	Total
Balance December 31, 2017	21,620,000	$2,162	$741,271	$-	$79,500	$(2,347,579)	$(1,524,646)

Reclass of Comprehensive Loss to Retained Earnings for adoption of ASU 2016-01	-	-	-	-	(79,500)	79,500	-

Non-Controlling Interest - Krypto	-	-	-	4,500	-	-	4,500

Net Loss	-	-	-	(4,500)	-	(382,810)	(387,310)

Balance, September 30, 2018 (unaudited)	21,620,000	$2,162	$741,271	$-	$-	$(2,650,889)	$(1,907,456)

			Additional	Non-	Accumulated Other
	Common Stock		Paid-in	Controlling	Comprehensive	Accumulated
	Shares	Par	Capital	Interest	Loss	Deficit	Total
Balance, December 31, 2018	21,620,000	$2,162	$741,271	$(41,172)	$-	$(2,815,370)	$(2,113,109)

Net Loss	-	-	-	(2,247)	-	(645,789)	(648,036)

Balance, September 30, 2019 (unaudited)	21,620,000	$2,162	$741,271	$(43,419)	$-	$(3,461,159)	$(2,761,145)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2019	September 30, 2018

Cash Flows from operating activities
Net Loss	$(648,036)	$(387,310)

Adjustments to reconcile net loss to net cash used in operations:
Amortization of Debt Discount	-	4,500
Depreciation expense	906	2,652
Net loss from equity method investment	50,791	-
Unrealized loss on Investment	29,500	(175,000)
Change in Operating Assets and Liabilities:
Increase in Accounts Receivables	1,667	-
Accounts Payable and Accrued Expenses	187,455	146,384
Accounts Payable and Accrued Expenses, related party	90,000	90,000
Net Cash used in Operating activities	(287,717)	(318,774)

Cash Flows from Investing Activities
Capital Contributions to Equity Method Investee	(34,500)	-
Purchase of intangible assets	-	(1,561)
Net Cash used in Investing Activities	(34,500)	(1,561)

Cash Flow from Financing Activities
Proceeds from Notes Payable, related-party	2,600	90,500
Proceeds from short term advances, related parties	297,600	303,250
Repayment of short-term advances, related parties	(1,131)	-
Proceeds from non-controlling interest	-	4,500
Net Cash provided by financing activities	299,069	398,250

Net cash (decrease) increase for the Period	(23,148)	77,915
Cash beginning of the Period	27,223	7,355

Cash end of Period	$4,075	$85,270

Supplemental disclosure for Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$6,585	$3,700

Supplemental disclosure for Non Cash investing and financing activities:
Reclassification of due to Related Party to capital contribution to equity method investment	$16,291	$-
Compounding of accrued interest into principal	$12,167	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of September 30, 2019 and the unaudited condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2019. The unaudited condensed consolidated results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2018 which was filed with the Securities and Exchange Commission on April 1, 2019.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $287,717 of cash in operating activities and currently has $4,075 in cash. There is substantial doubt about the Company to continue as a going concern. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 (Unaudited)

Joint Venture

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest in the following company:

	September 30, 2019	December 31, 2018
iGrow Systems Inc. (a)	$-	$-
Total	$-	$-

a) Balance Labs Inc., is a 43.29% and 44.44% owner of iGrow Systems Inc., as of September 30, 2019 and December 31, 2018, respectively.

The Company has a non controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members. Summary information on the joint venture follows:

	September 30, 2019	December 31, 2018
Total Assets	$9,362	$5,711
Total Liabilities	72,151	31,291
Shareholders’ (Deficit)	(62,789)	(25,580)

Income	-	-
Expenses	(208,000)	25,580
Net (Loss)	$(208,000)	$(25,580)

The Company’s portion of the net loss for the nine months ended September 30, 2019 was $50,791, which exceeded its investment in the joint venture by $2,000. The Company also contributed a loan to the joint venture of $34,500 during the nine months ended September 30, 2019.

Concentrations and Credit Risk

One customer provided 100% of revenues during the nine months ended September 30, 2019.

We also have a concentration in Accounts Receivable of 100% due from this one customer as of December 31, 2018.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 (Unaudited)

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of September 30, 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2015, 2016, 2017 and 2018 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20-50% equity and is non-controlling are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into their condensed consolidated financial statements herein. The Company holds two investments on its Balance Sheet as of September 30, 2019. Our investment in Bang Holdings Corp., is recorded at fair value on September 30, 2019 and December 31, 2018, with the gains and losses being recorded through other income on the income statement for the periods then ended. On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our balance sheet using the equity method as of September 30, 2019 and December 31, 2018.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of September 30, 2019, the carrying value of marketable securities was $190,500, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 (Unaudited)

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 700,000 and 2,700,000 warrants and 2,956,554 and 2,729,892 shares from convertible notes payable for the nine months ended September 30, 2019 and 2018, respectively, were anti-dilutive.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 (Unaudited)

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2019.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$190,500	$-	$-	$190,500
Total Assets measured at fair value	$190,500	$-	$-	$190,500

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2018.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$220,000	$-	$-	$220,000
Total Assets measured at fair value	$220,000	$-	$-	$220,000

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2019	$220,000

Unrealized loss on (level 3) securities	(29,500)

Ending Balance as of September 30, 2019	$190,500

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2019 and September 30, 2018, advertising, marketing and promotion expense was $1,110 and $261, respectively.

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

Property and equipment as of September 30, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	9,699	8,794
Property and Equipment, net	$1,617	$2,522

Depreciation expense for the nine months ended September 30, 2019 and 2018 totaled $906 and $2,652 respectively. There were no additions during the nine months ended September 30, 2019 and 2018 respectively.

Intangible Assets

Intangible Assets as of September 30, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Trademarks	$2,836	$2,836
Total	$2,836	$2,836

There were no additions to Intangible Assets during the nine months ended September 30, 2019 and 2018, respectively.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 (Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The Company adopted this ASU on January 1, 2019. After reviewing of this ASU we have determined it has no impact on our results of operations, cash flows or financial condition. The Company is on a month-to-month basis on its office lease.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 (Unaudited)

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018 the Company sold an additional 40% in its subsidiary KryptoBank Co. for $4,500. As of September 30, 2019, the non-controlling interest is 49% of the shares outstanding.

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

The following table summarizes warrants outstanding as of September 30, 2019 and the related changes during the periods are presented below.

	Weighted
Number of	Average
Warrants	Exercise Price

Balance at December 31, 2018	2,700,000	$2.00

Granted	-	-
Exercised	-	-
Expired	(2,000,000)	3.50

Balance at September 30, 2019 (Unaudited)	700,000	$0.93

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 (Unaudited)

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $90,000 and $90,000 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, $616,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on December 31, 2021. See Note 7. The note is currently in default and has an accrued interest balance of $35,425.

As of September 30, 2019, the CEO and Company’s controlled by the CEO have loaned the Company a total of $1,056,958 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $118,664 on the loans. $648,399 of these loans are in default as of September 30, 2019.

On May 4, 2016, the Company began compensating Aviv Hillo, a member of the board of directors, $2,500 per month. The expense for the nine months ended September 30, 2019 was $0 compared to $17,500 for the nine months ended September 30, 2018. On August 1, 2018, Mr. Hillo became General Counsel to a company partially owned by a related party. He will continue to serve as a director but will no longer be compensated as of August 1, 2018.

The Company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending September 30, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company has used its security deposit to partially pay its delinquent rent. The balance was paid in cash and the matter was partially settled. The Company still has $16,725 accrued on its books representing the amount that may be subject to pay. On May 12, 2017 the Company moved its headquarters to 350 Lincoln Road, Miami Beach, FL 33139. The Company pays $2,601 per month rent. Beginning November 1, 2017, the Company began occupying the space on a month to month basis. In addition, the Company had to pay a security deposit of $4,325. The security deposit is included in prepaid expenses on the balance sheet.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from KryptoBank Co. These amounts will be repaid when the Company receives its major funding. The amount is presented as due from related party on the condensed consolidated balance sheet.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of September 30, 2019, accrued interest on the note is $175,034. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. See Note 8.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 (Unaudited)

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

Note 7 – Notes Payable

As of September 30, 2019, the CEO and Company’s controlled by the CEO have loaned the Company a total of $1,056,958 in addition to the convertible note discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. $648,399 of these loans are in default as of September 30, 2019. The Company accrued interest of $118,664 on the loans as of September 30, 2019.

KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of September 30, 2019 is $112,167. The Company has accrued interest of $5,562 as of September 30, 2019.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. As of September 30, 2019, the accrued interest on the note is $23,138.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of September 30, 2019, accrued interest on the note is $175,034. The note was subsequently extended  to October 10, 2024 (see Note 8) and the warrants have expired (see Note 4).

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $35,425 as of September 30, 2019.

Note 8 – Subsequent Transactions

On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. In addition, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matures on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022.

On October 3, 2019, The Farkas Group, a related party, lent the Company $5,000, unsecured, for one year and one day at an interest rate of 8%.

On October 4, 2019, The Farkas Group, a related party, lent the Company $12,000, unsecured, for one year and one day at an interest rate of 8%.

On October 7, 2019, The Farkas Group, a related party, lent the Company $1,000, unsecured, for one year and one day at an interest rate of 8%.

On October 17, 2019, The Farkas Group, a related party, received a repayment from the Company in the amount of $2,500.

On October 31, 2019, The Farkas Group, a related party, lent the Company $8,000, unsecured, for one year and one day at an interest rate of 8%.

On November 13, 2019, the Farkas Group, a related party, lent the Company $10,000, unsecured, for one year and one day at an interest rate of 8%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the nine months ended September 30, 2019 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of September 30, 2019, this investment has a value of $0 based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from KryptoBank Co. These advances will be repaid when the company receives its initial funding.

KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of September 30, 2019 is $112,167.

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

Results of Operations

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Overview

We reported a net loss of $648,036 and $387,310 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $260,726, or 67%, primarily due to a $255,291 decrease in the value of investments and an increase in interest and professional fees expense.

Revenues

For the nine months ended September 30, 2019, we generated $3,333 of revenue. For the nine months ended September 30, 2018 we generated $0 in revenue.

General and administrative expenses

General and administrative expenses were $48,187 and $73,775 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $25,588, or 34%. The decrease cost was a result of lower rent expense and fees paid to a director.

Professional fees

Professional fees were $105,005 and $79,642 for the nine months ended September 30, 2019 and 2018, respectively, an increase of 32%. Professional fees increased due to legal cost associated with various business agreements.

Interest expense

Interest expense for the nine months ended September 30, 2019 and September 30, 2018 was $114,881 and $89,636, respectively, which was attributable to an increase in borrowing from a related party.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Overview

We reported a net loss of $252,166 and $198,704 for the three months ended September 30, 2019 and 2018, respectively. An increase of $53,462, or 27%, primarily due to a $70,000 decrease in the value of an investment.

Revenues

For the three months ended September 30, 2019, we generated $0 in revenue. For the three months ended September 30, 2018 we generated $0 in revenue.

General and Administrative Expenses

General and administrative expenses were $20,183 and $24,736 for the three months ended September 30, 2019 and 2018, respectively, a decrease of 18%. The decrease cost was a result of lower rent and fees paid to a director.

Professional Fees

Professional fees were $14,777 and $27,699 for the three months ended September 30, 2019 and 2018, respectively, a decrease of 46% due to a decrease in accounting fees.

Interest expense

Interest expense for the three months ended September 30, 2019 and September 30, 2018 was $39,446 and $30,835, respectively, which was attributable to an increase in borrowing from a related party.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Cash	$4,075	$27,223
Working capital (deficiency)	$(2,471,098)	$(2,369,758)

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

As of September 30, 2019, the Company had a working capital deficiency of $2,471,098. The Company used cash in operations of $287,717. The Company has raised $299,069 in debt financing from related parties during the nine months ended September 30, 2019. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2019 and September 30, 2018 in the amount of $287,717 and $318,774 respectively. This was primarily due to a net loss of $648,036 partially offset by an increase in accounts payable and accrued expenses by $277,455, an increase in net loss from equity method investee of $50,791 and a decrease in the unrealized loss on investment from a gain of $175,000 to a loss of $29,500.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 and September 30, 2018 was $34,500 and $1,561, respectively. In 2019 cash used in investing activities of $34,500 was for capital contributions to the joint venture.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 and September 30, 2018 was $299,069 and $398,250. In 2019, cash provided by financing activities during the nine months ended September 30, 2019 was $299,069 from related parties a decrease of $94,681 compared to the nine months ended September 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2019.

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

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. (See Note 5). $35,425 in interest has been accrued as of September 30, 2019. The loan is in default as of September 30, 2019.

As of September 30, 2019, the CEO and Company’s controlled by the CEO have loaned the company a total of $1,056,958. With the exception of the convertible debenture whose interest rate is 10%, the loans carry an interest rate of 8% and mature on year and one day from the date of the loan. $648,399 of these loans. The company has accrued interest on the loans of $118,664 as of September 30, 2019.

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

BALANCE LABS, INC.

Date: November 14, 2019	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

