Form 10-K
period 2019-12-31
Balance Labs, Inc.
filed 2020-05-28
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (2,406,300 shares) computed by reference to the price at which the common equity was last sold, ($1.05) as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019 $2,478,489.

As of May 19, 2020, the number of shares of common stock of the registrant outstanding is 21,674,000, par value $0.0001 per share.

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

Explanatory Note

The Company previously filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 26, 2020 (the “Current Report”) to avail itself of the relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88318 (the “Order”). By filing the Current Report on Form 8-K, the Company relied on the Order to receive until May 14, 2020 (an additional 45 days from the original filing deadline of May 14, 2020) to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”) due to the circumstances related to COVID-19. In particular, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors. This in turn, delayed the Company’s ability to complete its audit and prepare the Annual Report.

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

Marketing and Sales

We are starting to become more active in the market by developing relationships initially with startups and development stage companies. In addition to personal relationships of the principals, we plan to use our website www.balancelabs.co to promote our services and provide a contact function that allows potential clients to reach us for additional information. The references to our website in this Annual Report on Form 10-K are inactive textual references only. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. We may also utilize social media such as Facebook, Twitter and an online blog to increase our presence online and communicate the value we can add.

We do not have any specific marketing channels in place at this point to market our services to potential customers. In the next year ended we plan to market our services through word of mouth or personal referrals. We also plan to advertise in startup and development stage specific journals and online media. Referrals from companies that are satisfied with our provided services are likely to be our most significant and efficient form of marketing.

Competition

Our primary source of competition will come from various service providers such as business plan writers, auditors, lawyers, marketing firms as well as many other types of service providers. In addition, those startups and development stage companies that have the resources and inclination to handle these tasks in-house will not need our services.

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

Employees

We presently have no other employees other than our President, CEO and CFO, Michael Farkas, Secretary, Carmen Villegas, Controller, Robert Wolf and General Counsel, Yechiel Baron. Over time, we may hire employees and/or engage additional independent contractors in order to execute our projects. These decisions will be made by our officers if and when appropriate.

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

Risks Related to Our Business

AN OCCURRENCE OF AN UNCONTROLLED EVENT SUCH AS THE COVID-19 PANDEMIC IS LIKELY TO NEGATIVELY AFFECT OUR OPERATIONS

The coronavirus pandemic may adversely impact our operations and demand for our products and services and our ability to find new clients. This is due in part to restrictions such as: social distancing requirements; stay at home orders and the shutdown of non-essential businesses and the impact these restrictions have on small businesses and their ability to generate revenues which effects their ability to afford our services.

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

The Company currently does not have sufficient funds to support its obligations. As a result, the Company will require additional financing to execute its business plan through raising additional capital and/or beginning to generate revenue.

We do not currently have any firm arrangements for financing, and we can provide no assurance to investors that we will be able to find such additional financing if required. Obtaining additional financing is subject to a number of factors, including investor acceptance of our technology and current financial condition as well as general market conditions. These factors affect the timing, amount, terms or conditions of additional financing unavailable to us. And if additional financing is not arranged, the company faces the risk of going out of business. The Company’s management is currently engaged in actively pursuing multiple financing options in order to obtain the capital necessary to execute the Company’s business plan, however, there cannot be any assurance that additional funds will be available when needed from any source, or if available, will be available on terms that are acceptable to us.

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

We will require additional capital to implement our business plan and support our operations. Currently, we have no established bank-financing arrangements. Therefore, depending on the revenue growth rate, we may need to seek additional financing through a future private offering of our equity or debt securities, or through strategic partnerships and other arrangements with corporate partners. We believe we will be successful in these efforts; however, there can be no assurance we will meet our internal revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund our operations on terms agreeable to the company. These matters raise substantial doubt from our independent auditor about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern. We presently do not have enough cash on hand to sustain our operations. We anticipate the receipt of funding within such period, but there can be no assurance that it will occur. If we are unable to meet our internal revenue forecasts or obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on the our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

ADDITIONAL FINANCING MAY ADVERSLY EFFECT TO YOUR INTEREST

If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, we may also have to issue securities that may have rights, preferences and privileges senior to our Common Stock. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.

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

WE ARE SUBJECT TO THE SEC’S “PENNY STOCK” RULES

We are subject to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s principal executive office and mailing address is 350 Lincoln Road, Miami Beach, FL 33139. Our telephone number is (305) 907-7600. The Company is currently paying rent of $2,750 on a month to month basis.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is currently quoted on the OTC bulletin Board under symbol BLNC. Our stock is thinly traded and there is no active trading market developed for our shares of common stock.

Holders

As of May 1, 2020, we had approximately 49 holders of our common stock.

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

Although we’ve only worked with two clients since inception, our goal is to add and service a minimum of two to three new clients between now and the end of 2020. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for an on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

The Company incorporated or formed six subsidiaries since 2016, BalanceLabs, LLC., Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co., and KryptoBank Co.

BalanceLabs LLC, is strictly a management company that provides necessary administrative services to small companies. The Company’s four subsidiaries, Balance Agrotech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant as of December 31, 2019. Except for KryptoBank Co., all of the subsidiaries are wholly owned by the Company.

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of December 31, 2019, this investment has no value based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

iGrow Systems, Inc., as part of its initial funding received $68,791 from BalanceLabs LLC as an investment and $15,000 from KryptoBank Co. On July 15, 2019, KryptoBank Co., converted the $15,000 note into 150,000 shares of common stock at a price of $0.10 per share.

KryptoBank Co., as part of its initial funding, borrowed an additional $95,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of December 31, 2019 is $112,167.

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

Results of Operations

For the years ended December 31, 2019 and December 31, 2018.

Overview

We reported a net loss of $884,217 and $547,678 for the years ended December 31, 2019 and 2018, respectively, an increase of $336,539, or 61%, primarily due to an increase of $37,179 in interest expense, a decrease in the fair value of available-for-sale securities of $43,000, a loss of $121,859 of equity method investment, along with an increase of $26,130 in professional fees.

Revenues

For the year ended December 31, 2019, we generated $3,333 of revenue. For the year ended December 31, 2018 we generated $6,667 in revenue from a related party.

General and administrative expenses

General and administrative expenses were $60,990 and $82,883 for the years ended December 31, 2019 and 2018, respectively, a decrease of $21,983 or 27%. The decrease in cost was primarily due to a reduction in office and accounting expenses.

Related party general and administrative expenses were $120,000 and $139,500 respectively, a decrease of $19,500 or 14%. The decrease in cost was due to a reduction in directors’ fees.

Interest expense

Interest expense for the years ended December 31, 2019 and 2018 was $167,087 and $129,908, respectively, the increase is due to the issuance of new debt instruments and amortization of warrants.

Professional Fees

Professional fees for the years ended December 31, 2019 and 2018 were $122,005 and $95,875 respectively, an increase of $26,130 or 27%. The increase was due to an increase in legal fees from operations due to a new subsidiary and equity method investee.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following

	December 31, 2019	December 31, 2018

Cash	$9,184	$27,223
Working capital (deficiency)	$(2,690,791)	$(2,369,758)

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

As of December 31, 2019, the Company had a working capital deficiency of $2,690,791. The Company used cash in operations of $365,608. The Company has raised $421,200 in debt financing from related parties during the year ended December 31, 2019. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next year ended.

From January 1, 2019 to December 31, 2019, entities controlled by the CEO made short term advances to the Company of $378,600.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2019 and December 31, 2018 in the amount of $365,608 and $420,269 respectively. This was primarily due to an unrealized loss of $43,000 on available for sale securities, $121,859 of accumulated losses from an equity method investment, and a net loss of $889,888 partially offset by an increase in accounts payable and accrued expenses by $351,902. The negative cash flow in 2018 was primarily due to a net loss of $592,963, offset by an unrealized gain of $140,000 and an increase in accounts payable and accrued expenses of $306,325.

Net Cash Used in Investing Activities

Net cash used in investing activities during the years ended December 31, 2019 and December 31, 2018 was $70,000 and $35,463, respectively. In 2018 cash used in investing activities of $35,463 was for the development of a website, equipment, trademarks and advances to related parties. In 2019, cash used in investing activities was primarily as capital contributions to the Equity Method Investee.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2019 and December 31, 2018 was $417,569 and $475,600, respectively. In 2019, cash received through financing activities as of December 31, 2019 was $418,600 from related parties and notes payable of $2,600 from our consolidated subsidiary. For the year ended December 31, 2018 financing activities were $380,850 of short term advances from related parties, $4,500 from the sales of non controlling interest in our consolidated subsidiary and notes payable from a related party of $9,500.

Our auditors have issued a going concern opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2019. The consolidated financial statements in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, these conditions raise substantial doubt from our independent auditor about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Revenue Recognition

On January 1, 2018, the Company adopted FASB ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASC 606 for the years ended December 31, 2019 and 2018, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

Recently Issued Accounting Pronouncements

We have implemented all new accounting standards that are in effect and may impact our consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The Company adopted this ASU on January 1, 2019 and the adoption became effective the same day. After reviewing of this ASU we have determined it has no impact on our results of operations, cash flows or financial condition. The Company is on a month-to-month basis on its office lease.

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

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had a significant impact on the consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value from of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the year ended December 31, 2019 has been recorded in Other Income on the Income Statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Balance Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Balance Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Boynton Beach, Florida

May 28, 2020

Balance Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

Assets
Current Assets:
Cash	$9,184	$27,223
Accounts Receivable	-	1,667
Prepaid Expenses	29,325	29,325
Total Current Assets	38,509	58,215

Property and Equipment, Net	1,576	2,522

Other Assets
Due from Related Party	17,500	31,291
Investment at Fair Value - Related Party	177,000	220,000
Trademarks	2,836	2,836

Total Assets	$237,421	$314,864

Liabilities and Stockholder’s Deficit
Accounts Payable and Accrued Expenses	$653,160	$433,425
Accounts Payable - Related Party	611,659	491,659
Short-Term Advances - Related Party	1,068,608	693,639
Convertible Note Payable	25,000	525,000
Convertible Notes Payable - Related Party	120,000	120,000
Notes Payable - Related Party, net of debt discount of $6,212	100,638	64,250
Accumulated losses of unconsolidated investees in excess of investment	38,068	-
Notes Payable	112,167	100,000
Total Current Liabilities	2,729,300	2,427,973

Convertible Note Payable - Related Party, net of debt discount of $53,865	$446,135	$-
Total Long-Term Liabilities - Related Party	446,135	-
Total Liabilities	3,175,435	2,427,973

Commitments and Contingencies (see Note 6)

Stockholder’s Deficit
Preferred Stock,$.0001 par value: Authorized 50,000,000 shares none issued and outstanding as of December 31, 2019 and December 31, 2018	-	-
Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,674,000 and 21,620,000 Issued and outstanding as of December 31,2019 and December 31, 2018	2,167	2,162
Additional Paid in Capital	806,249	741,271
Accumulated Deficit	(3,699,587)	(2,815,370)
Stockholder’s Deficit	(2,891,171)	(2,071,937)

Non-controlling interest	(46,843)	(41,172)

Total Stockholder’s Deficit	(2,938,014)	(2,113,109)

Total Liabilities and Stockholder’s Deficit	$237,421	$314,864

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statement of Operations

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Revenue related party	$3,333	$6,667

General and Administrative expenses	60,990	82,883
Professional Fees	122,005	95,875
Salaries and Wages	258,280	293,464
General and Administrative expenses - related party	120,000	137,500
Total Operating Expenses	561,275	609,722

Loss from Operations	(557,942)	(603,055)

Other Income and Expenses
Unrealized gain (Loss) on available for sale purchases	(43,000)	140,000
Net Loss allocated from Equity Method Investee	(121,859)	-
Interest expense (includes amortization of warrants on note)	(167,087)	(129,908)
Total Other Expenses	(331,946)	10,092

Net Loss	(889,888)	(592,963)

Net Loss attributable to Non Controlling Interest	(5,671)	(45,285)

Net Loss attributable to the Company	$(884,217)	$(547,678)

Net Loss per share Basic and Diluted	$(0.04)	$(0.03)

Weighted average Number of Common Shares Outstanding-Basic and Diluted	21,632,165	21,620,000

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years ended December 31, 2019 and 2018

			Additional	Non-	Accumulated Other
	Common Stock		Paid-in	Controlling	Comprehensive	Accumulated
	Shares	Par	Capital	Interest	Loss	Deficit	Total
Balance December 31,2017	21,620,000	$2,162	$741,271	$(387)	$79,500	$(2,347,192)	$(1,524,646)

Reclass of Comprehensive Loss to Retained Earnings for adoption of ASU 2016-01	-	-	-	-	(79,500)	79,500	-

Non-Controlling Interest - Krypto	-	-	-	4,500	-	-	4,500

Net Loss	-	-	-	(45,285)	-	(547,678)	(592,963)

Balance, December 31, 2018	21,620,000	$2,162	$741,271	$(41,172)	-	$(2,815,370)	$(2,113,109)

Shares issued for note extension	54,000	5	56,695	-	-	-	56,700

Value of warrants issued with loan	-	-	8,283	-	-	-	8,283

Net Loss	-	-	-	(5,671)	-	(884,217)	(889,888)

Balance, December 31, 2019	21,674,000	$2,167	$806,249	$(46,843)	$-	$(3,699,587)	$(2,938,014)

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Cash Flows from operating activities
Net Loss	$(889,888)	$(592,963)

Adjustments to reconcile net loss to net cash used in operations:
Amortization of Debt Discount	4,906	4,500
Depreciation expense	946	3,536
Net loss from equity method investment	83,791	-
Unrealized (gain) loss on Investment	43,000	(140,000)
Change in Operating Assets and Liabilities:
Increase in Accounts Receivables	1,667	(1,667)
Accounts Payable and Accrued Expenses	231,902	186,325
Accumulated losses of unconsolidated investees in excess of investment	38,068	-
Accounts Payable and Accrued Expenses, related party	120,000	120,000
Net Cash used in Operating activities	(365,608)	(420,269)

Cash Flows from Investing Activities
Due from Related Party	-	(31,291)
Capital Contributions to Equity Method Investee	(52,500)	-
Advances to a Related Party	(17,500)	-
Purchase of intangible assets	-	(4,172)
Net Cash used in Investing Activities	(70,000)	(35,463)

Cash Flow from Financing Activities
Proceeds from Notes Payable, related-party	42,600	90,500
Proceeds from short term advances, related parties	378,600	380,850
Repayment of Notes Payable - Related Party	(3,631)	(250)
Proceeds from non-controlling interest	-	4,500
Net Cash provided by financing activities	417,569	475,600

Net cash increase (decrease) for the year	(18,039)	19,868
Cash beginning of the Year	27,223	7,355

Cash end of the Year	$9,184	$27,223

Supplemental disclosure for Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$5,125	$3,700

Supplemental disclosure for Non Cash investing and financing activities:
Reclassification of due to Related Party to capital contribution to equity method investment	$31,291	$-
Reclassification of accrued interest into principal	$12,167	$-
Reclassification of Convertible Note to Convertible Note - Related Party	$500,000	$-
Debt Discount	$64,983	$-

The accompanying notes are an integral part of the consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019 and 2018

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

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $365,608 of cash in operating activities and currently has $9,184 in cash. There is substantial doubt about the Company to continue as a going concern. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next year ended that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and December 31, 2018, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

Joint Venture

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest in the following company:

	December 31, 2019	December 31, 2018
iGrow Systems Inc. (a)	$-	$-
Total	$-	$-

a) Balance Labs Inc., and its subsidiaries are 43.47% and 44.44% owner of iGrow Systems Inc., as of December 31, 2019 and December 31, 2018, respectively.

The Company has a non controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members. Summary information on the joint venture follows:

	December 31, 2019	December 31, 2018
Total Assets	$4,522	$5,711
Total Liabilities	104,868	15,000
Shareholders’ (Deficit)	(100,346)	(9,289)

Income	-	-
Expenses	(280,557)	28,080
Net (Loss)	$(280,557)	$(28,080)

The Company’s portion of the net loss for the year ended December 31, 2019 was $121,859, which exceeded its investment in the joint venture by $38,068, which is recorded as a Current Liability in the Consolidated Financial Statements due to the requirement that the parent company provides working capital under operating agreement. The Company also contributed capital to the joint venture of $35,000 during the year ended December 31, 2019.

Concentrations and Credit Risk

One customer provided 100% of revenues during the year ended December 31, 2019 and 2018.

We also had a concentration in Accounts Receivable of 100% due from this one customer as of December 31, 2018.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2019. The Company does not expect any significant changes in its unrecognized tax benefits within year ended of the reporting date. The Company’s 2016, 2017, 2018 and 2019 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20-50% equity and is non-controlling are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into their consolidated financial statements herein. The Company holds two investments on its Balance Sheet as of December 31, 2019. Our investment in Bang Holdings Corp., is recorded at fair value on December 31, 2019 and December 31, 2018, with the gains and losses being recorded through other income on the income statement for the periods then ended. On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our balance sheet using the equity method as of December 31, 2019 and December 31, 2018.

Marketable Securities

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had a significant impact on the consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the year ended December 31, 2019 and 2018 has been recorded in Other Income on the Income Statement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2019, the carrying value of marketable securities was $177,000, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our 51% majority owned subsidiary KryptoBank Co from December 29, 2017. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. The Company has a non-controlling interest of 43.47% and 44.44% in iGrow Systems Inc., which is not included in this consolidation for the years ended December 31, 2019 and 2018.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 740,000 and 2,700,000 warrants and 3,003,137 and 2,856,759 shares from convertible notes payable for the year ended December 31, 2019 and 2018, respectively, were anti-dilutive.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2019.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$177,000	$-	$-	$177,000
Total Assets measured at fair value	$177,000	$-	$-	$177,000

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2018.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$220,000	$-	$-	$220,000
Total Assets measured at fair value	$220,000	$-	$-	$220,000

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2019	$220,000

Unrealized loss on (level 3) securities	(43,000)

Ending Balance as of December 31, 2019	$177,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the year ended December 31, 2019 and December 31, 2018, advertising, marketing and promotion expense was $1,993 and $716, respectively.

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

Property and equipment as of December 31, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	9,740	8,794
Property and Equipment, net	$1,576	$2,522

Depreciation expense for the year ended December 31, 2019 and 2018 totaled $946 and $3,536 respectively. There were no additions during the year ended December 31, 2019 and 2018 respectively.

Intangible Assets

Intangible Assets as of December 31, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Trademarks	$2,836	$2,836
Total	$2,836	$2,836

There were no additions to Intangible Assets during the year ended December 31, 2019 and 2018, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The Company adopted this ASU on January 1, 2019 and the adoption became effective the same day. After reviewing of this ASU we have determined it has no impact on our results of operations, cash flows or financial condition. The Company is on a month-to-month basis on its office lease.

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

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018, the Company sold an additional 40% in its subsidiary KryptoBank Co. for $4,500. As of December 31, 2019, the non-controlling interest is 49% of the shares outstanding.

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

On October 3, 2019, the Company received $40,000 from The Sammy Farkas Foundation in exchange for a promissory note which bears 12% interest per annum and matures on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first.

In conjunction with The Sammy Farkas Foundation (see Note 7), the Company issued warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on October 10, 2022.

The following table summarizes the parameters of the valuation:

Warrants
Term	3
Volatility	30%
Annual rate of Quarterly Dividends	0%
Discount Rate - Bond Equivalent Yield	1.940%

The following table summarize warrants outstanding as of December 31, 2019 and the related changes during the periods are presented below.

	Weighted
Number of	Average
Warrants	Exercise Price

Balance at December 31, 2017	2,920,000	$2.62

Granted	-	-
Exercised	-	-
Expired	(220,000)	2.00

Balance at December 31, 2018	2,700,000	$2.83
Granted	40,000	1.00
Exercised	-	-
Expired	(2,000,000)	3.50

Balance at December 31, 2019	740,000	$0.93

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $120,000 for the year ended December 31, 2019 and 2018, respectively. As of December 31, 2019, $606,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on September 30, 2021. See Note 7. The note is currently in default and has an accrued interest balance of $37,825.

As of December 31, 2019, the CEO and companies controlled by the CEO have loaned the Company a total of $1,068,608 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $154,587 on the loans. $648,399 of these loans are in default as of December 31, 2019.

On May 4, 2016, the Company began compensating Aviv Hillo, a member of the board of directors, $2,500 per month. The expense for the year ended December 31, 2019 was $0 compared to $17,500 for the year ended December 31, 2018. On August 1, 2018, Mr. Hillo became General Counsel to a company partially owned by a related party. He will continue to serve as a director but will no longer be compensated as of August 1, 2018.

The Company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company has used its security deposit to partially pay its delinquent rent. The balance was paid in cash and the matter was partially settled. The Company still has $16,725 accrued on its books representing the amount that may be subject to pay. On May 12, 2017 the Company moved its headquarters to 350 Lincoln Road, Miami Beach, FL 33139. The Company pays $2,750 per month rent. Beginning November 1, 2017, the Company began occupying the space on a month to month basis. In addition, the Company had to pay a security deposit of $4,325. The security deposit is included in prepaid expenses on the balance sheet.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from KryptoBank Co. These amounts will be repaid when the Company receives its major funding. On July 15, 2019, KryptoBank Co. converted the $15,000 note into 150,000 shares of common stock at a price of $0.10 per share.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2019, accrued interest on the note is $187,354.

On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700, which was recorded as a debt discount and amortized over the life of the extension. As of December 31, 2019, the remaining debt discount was $53,865.

The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matures on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. As of December 31, 2019, the remaining debt discount was $6,212.

During the year ended December 31, 2019, The Farkas Group, a related party, loaned the Company a total of $377,700, unsecured, for one year and one day at an interest rate of 8%.

During the year ended December 31, 2019, the CEO, loaned the Company a total of $1,000, unsecured, for one year and one day at an interest rate of 8%.

During the year ended December 31, 2019, Balance Group LLC, loaned the Company a total of $2,600, unsecured, for one year and one day at an interest rate of 8%.

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

Previously, the Company entered into a litigation with Bang Holdings in order to have the restrictions on its shares removed. A settlement was reached in which Bang Holdings agreed to remove the restriction on the Company’s shares. The Company’s shares can now be traded on the open market.

Consulting Fees

The Company will continue to pay its CEO $10,000 per month as compensation on a month to month basis. It will be recorded in general and administrative expenses-related parties on the consolidated statement of operations.

Note 7 – Notes Payable

As of December 31, 2019, the CEO and Company’s controlled by the CEO have loaned the Company a total of $1,068,608 in addition to the convertible note discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. $648,399 of these loans are in default as of December 31, 2019. The Company accrued interest of $154,587 on the loans as of December 31, 2019.

During the year ended December 31, 2019, The Farkas Group, a related party, loaned the Company a total of $377,700, unsecured, for one year and one day at an interest rate of 8%.

During the year ended December 31, 2019, the CEO, loaned the Company a total of $1,000, unsecured, for one year and one day at an interest rate of 8%.

KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of December 31, 2019 is $112,167. The Company has accrued interest of $13,155 as of December 31, 2019.

On October 3, 2019, The Sammy Farkas Foundation, a related party, loaned the Company $40,000, the note bears 12% interest per annum and matures on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first (see Note 5). The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The promissory note has accrued interest of $1,080 as of December 31, 2019. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. As of December 31, 2019, the remaining debt discount was $6,212.

During the year ended December 31, 2019, Balance Group LLC, loaned the Company a total of $2,600, unsecured, for one year and one day at an interest rate of 8%.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. As of December 31, 2019, the accrued interest on the note is $24,263.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2019, accrued interest on the note is $187,534. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. As of December 31, 2019, the remaining debt discount was $53,865.

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $38,425 as of December 31, 2019.

Note 8 – Income Taxes

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

The Company has the following net deferred tax asset:

	As of December 31, 2018	As of December 31, 2019

Temporary Differences	$141,085	$171,499
Unrealized gains	55,632	44,734
Net operating loss carryforward	375,022	534,136
Valuation allowance	(571,739)	(750,369)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year ended	For the Year ended
	December 31, 2018	December 31, 2019
Expected federal statutory rate	(21)%	(21)%
State Effect on tax rate, net of federal benefit	(4.35)%	(4.35)%
Effect of Tax rate change	14%	-
Non Deductible Expense	6%	-
Change in valuation allowance	25.35%	25.35%

Income tax provision (benefit)	0.0	0.0

As of December 31, 2019, the Company had approximately $2,107,463 of federal and state net operating loss carryovers (“NOLs”). From this amount, $1,712,650 expire after 20 years, and can be carried back 2 years, according to the old tax law, while $394,813 can be carried forward indefinitely and cannot be carried back, in accordance with the new tax rules. The valuation allowance increased by approximately $178,630 and $137,278 for the years ended December 31, 2019 and 2018, respectively.

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

Note 9 - Subsequent Events

During January 2020, The Farkas Group, a related party, loaned the Company $36,200, unsecured, for one year and one day at an interest rate of 8%.

During February 2020, The Farkas Group, a related party, loaned the Company $23,500, unsecured for one year and one day at an interest rate of 8%.

During March 2020, The Farkas Group, a related party, loaned the Company $4,050, unsecured for one year and one day at an interest rate of 8%.

During April 2020, The Farkas Group, a related party, loaned the Company $18,500, unsecured for one year and one day at an interest rate of 8%.

During May 2020, The Farkas Group, a related party, loaned the Company $2,500, unsecured for one year and one day at an interest rate of 8%.

On May 7, 2020, the Company received $34,500 from the Small Business Administration as part of the Paycheck Protection Program. The interest rate is 1% and it is due on May 3, 2022.

Previously, the Company entered into a litigation with Bang Holdings in order to have the restrictions on its shares removed. A settlement was reached in which Bang Holdings agreed to remove the restriction on the Company’s shares. The Company’s shares can now be traded on the open market.

The coronavirus pandemic may adversely impact our operations and demand for our products and services and our ability to find new clients. This is due in part to restrictions such as: social distancing requirements; stay at home orders and the shutdown of non-essential businesses and the impact these restrictions have on small businesses and their ability to generate revenues which effects their ability to afford our services.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions
Michael D. Farkas	47	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Carmen Villegas	32	Secretary and Director
Aviv Hillo	54	Director

Michael D. Farkas, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Mr. Farkas is serving as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company. Mr. Farkas has served as the Chief Executive Officer and Member of the Board of Directors of Car Charging Group, Inc. since 2010. Mr. Farkas is the founder and manager of The Farkas Group, a privately held investment firm. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, a broker-dealer, has successfully raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail.

Carmen Villegas, Secretary and Director

Ms. Villegas began serving as Secretary and Director of Balance Labs, Inc. since January 15, 2015. Ms. Villegas is currently the Executive Assistant at Blink Charging, Inc., a publicly traded company and the Farkas Group, Inc. At both companies, Ms. Villegas assists the President and CEO in matters such as meeting schedules, appointments, conferences and travel arrangements. Ms. Villegas also assists the accounting department with file/database maintenance and record-keeping. Ms. Villegas also helps the executives receive and distribute correspondence to the appropriate department and personnel, as well as other administrative tasks in support of the companies’ daily operations.

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

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer.

Committees of the Board of Directors

The Company has not established any committees of the board.

Board of Directors Meetings and Attendance

The Board of Directors held 2 meetings in 2019, as well as acted by unanimous written consent. All Board members were present at all of the meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders.

Compliance with Section 16(A) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2019 and December 31, 2018.

SUMMARY COMPENSATION TABLE

						Non-
						Equity Incentive	Non- Qualified	All
Name and				Stock	Option	Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Michael D. Farkas	2019	$120,000	$-	$-	$-	$-	$-	$-	$120,000
President, CEO and CFO (1)	2018	$120,000	$-	$-	$-	$-	$-	$-	$120,000

(1)	Mr. Farkas resigned as Chief Executive Officer on January 15, 2015 and reappointed as President, Chief Executive Officer and Chief Financial Officer on September 11, 2015. Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month. As of the date hereof, Mr. Farkas has not received any payment for his services provided and such amounts have been accrued.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the years ended December 31, 2019 and December 31, 2018.

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

Compensation of Directors

On May 4, 2016, the Company began compensating Aviv Hillo, a member of the board of directors, $2,500 per month. Mr. Hillo was compensated $0 for the fiscal year ended December 31, 2019 and $17,500 for the fiscal year ended December 31, 2018. No other members of the board of directors get compensated. The board of directors has the authority to fix the compensation of directors.

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

Name	Number of Shares Beneficially Owned (3)(4)	Percent of Class (1)
Michael D. Farkas (2)	19,117,700	88.21%

Carmen Villegas	150,000	*

Aviv Hillo	-	0%

All Executive Officers and Directors as a group (3 individuals)	19,213,700	88.65%

5% or Greater Shareholders
Balance Holdings LLC (2)	12,000,000	55.37%

Shilo Holding Group LLC (2)	7,062,300	32.58%

The Sammy Farkas Foundation (2)	54,000	*

(1)	Based on 21,674,000 shares of common stock outstanding as of May 19, 2020.
(2)	Michael D. Farkas holds 54,000, 12,000,000, 1,400 and 7,062,300 shares of common stock through The Sammy Farkas Foundation, Balance Holdings, LLC, Shilo Security Solutions, Inc, and Shilo Holding Group LLC, respectively.
(3)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
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

*Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth in our discussion below none of our directors , director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $120,000 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, $606,656 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the years ended December 31, 2019 and 2018, the Company expensed $0 and $0, respectively, for rent and office services which are included in general and administrative expenses related party to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of December 31, 2019 and 2018, $5,000 was owed.

On December 31, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. See Note 8.

On May 4, 2016, the Company began compensating its board member Aviv Hillo, $2,500 per month. The expense for the year ended December 31, 2019 was $0 compared to $17,500 for 2018. He is now an unpaid director.

On July 27, 2016, the Company signed a sublease (the “Master Lease”) with an entity partially owned by a related party to sub-lease approximately 2200 square feet located at 1691 Michigan Ave, Miami Beach, Florida 33139, beginning August 1, 2016 and ending December 31, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, the Company was made aware that the Master Lease for the office space was in default. Consequently, the Company ceased payments. On or about March 31, 2017, the Company was served with an eviction notice as the Master Lease was still in default. The Company has partially settled the claim under the sublease and has $16,725 accrued on its books to cover any further claims.

From January 1, 2019 to December 31, 2019, entities controlled by the CEO made short term advances to the Company of $378,600.

Item 14. Principal Accountant Fees and Services.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our consolidated financial statements and other professional services rendered by our independent registered public accounting firm Liggett & Webb, PA.

	2019	2018

Audit Fees (1)	$30,426	$29,597
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$30,426	$29,597

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

(4) All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Certificate of Incorporation (1)
3.2	By-laws (1)
4.1	Form of Warrant dated September 17, 2015 to Purchase Common Stock (2)
4.2	10% Convertible Debenture by and between the Company and Newel dated April 1, 2016 (3)
4.3	Warrant to Purchase Common Stock by and between the Company and Newel dated April 1, 2016 (3)
10.1	Consulting Agreement between Michael Farkas and the Company dated February 6, 2015 (1)
10.2	Service Agreement between Bang Holdings Corp. and the Company dated August 22, 2014 (1)
10.3	Form of Securities Purchase Agreement dated September 17, 2015, by and between Balance Labs, Inc. and certain investors (2)
10.4	Investment Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.5	Registration Rights Agreement by and between the Company and Newel dated April 1, 2016 (3)
21.1	Subsidiaries*
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

By:	/s/
Michael D. Farkas
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

Date:	May 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/	President, Chief Executive Officer, and Chief Financial Officer and Chairman of the Board	May 28, 2020
Michael D. Farkas	(Principal Executive Officer and Principal Financial Officer)

/s/ Carmen Villegas	Secretary and Director	May 28, 2020
Carmen Villegas

/s/ Aviv Hillo	Director	May 28, 2020
Aviv Hillo

