Form 10-Q
period 2020-06-30
Balance Labs, Inc.
filed 2020-08-11
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

As of June 30, 2020, there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets:
Cash	$8,128	$9,184
Prepaid Expenses	29,325	29,325
Total Current Assets	37,453	38,509

Property and Equipment, Net	1,496	1,576

Other Assets
Due from Related Party	20,000	17,500
Investment at Fair Value - Related Party	305,000	177,000
Trademarks	2,836	2,836

Total Assets	$366,785	$237,421

Liabilities and Stockholders’ Deficit
Accounts Payable and Accrued Expenses	$776,299	$653,160
Accounts Payable - Related Party	671,659	611,659
Short-Term Advances - Related Party	1,170,558	1,068,608
Convertible Note Payable	25,000	25,000
Convertible Notes Payable - Related Party	120,000	120,000
Notes Payable - Related Party, net of debt discount of $2,070 and $6,212 as of June 30, 2020 and December 31, 2019	104,780	100,638
Accumulated losses of unconsolidated investees in excess of investment	72,303	38,068
Notes Payable	126,543	112,167
Total Current Liabilities	3,067,142	2,729,300

Note Payable, net of current	20,124	-
Convertible Note Payable - Related Party, net of debt discount of $48,195 and $53,865 as of June 30, 2020 and December 31, 2019	451,805	446,135
Total Long-Term Liabilities	471,929	446,135
Total Liabilities	3,539,071	3,175,435

Commitments and Contingencies (See Note 6)

Stockholders’ Deficit
Preferred Stock,$.0001 par value: Authorized 50,000,000 shares none issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,674,000 and 21,674,000 Issued and outstanding as of June 30, 2020 and December 31, 2019	2,167	2,167
Additional Paid in Capital	806,249	806,249
Accumulated Deficit	(3,930,309)	(3,699,587)
Stockholders’ Deficit	(3,121,893)	(2,891,171)

Non-controlling interest	(50,393)	(46,843)

Total Stockholders’ Deficit	(3,172,286)	(2,938,014)

Total Liabilities and Stockholders’ Deficit	$366,785	$237,421

The accompanying notes are an integral part of the condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

For the three and six month ended June 30, 2020 and 2019

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue related party	$-	$-	$-	$3,333

General and Administrative expenses	12,516	9,258	22,904	28,004
Professional Fees	16,105	5,087	37,605	90,228
Salaries and Wages	37,327	68,258	90,830	140,245
General and Administrative expenses - related party	30,000	30,000	60,000	60,000
Total Operating Expenses	95,948	112,603	211,339	318,477

Loss from Operations	(95,948)	(112,603)	(211,339)	(315,144)

Other Income and Expenses
Unrealized Gain (Loss) on available for sale purchases	179,000	27,500	128,000	42,500
Net Loss allocated from Equity Method Investee	(26,231)	(23,134)	(49,235)	(47,791)
Interest expense (includes amortization of warrants on note)	(51,189)	(38,515)	(101,698)	(75,435)
Total Other Expenses	101,580	(34,149)	(22,933)	(80,726)

Net Income (Loss)	5,632	(146,752)	(234,272)	(395,870)

Net Loss attributable to Non-Controlling Interest	(1,775)	(1,071)	(3,550)	(2,544)

Net Income (Loss) attributable to the company	$7,407	$(145,681)	$(230,722)	$(393,326)

Net Income (Loss) per share Basic and Diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average Number of Common Shares Outstanding-
Basic and Diluted	21,674,000	21,620,000	21,674,000	21,620,000

The accompanying notes are an integral part of the condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months ended June 30, 2020 and 2019

(Unaudited)

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance March 31, 2019 (Unaudited)	21,620,000	$2,162	$741,271	$(42,645)	$(3,063,015)	$(2,362,227)

Net Loss	-	-	-	(1,071)	(145,681)	(146,752)

Balance, June 30, 2019 (Unaudited)	21,620,000	$2,162	$741,271	$(43,716)	$(3,208,696)	$(2,508,979)

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance March 31, 2020 (Unaudited)	21,674,000	$2,167	$806,249	$(48,618)	$(3,937,716)	$(3,177,918)

Net Loss	-	-	-	(1,775)	7,407	5,632

Balance, June 30, 2020 (Unaudited)	21,674,000	$2,167	$806,249	$(50,393)	$(3,930,309)	$(3,172,286)

The accompanying notes are an integral part of the condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months ended June 30, 2020 and 2019

(Unaudited)

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance December 31, 2018	21,620,000	$2,162	$741,271	$(41,172)	$(2,815,370)	$(2,113,109)

Net Loss	-	-	-	(2,544)	(393,326)	(395,870)

Balance, June 30, 2019 (Unaudited)	21,620,000	$2,162	$741,271	$(43,716)	$(3,208,696)	$(2,508,979)

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance December 31, 2019	21,674,000	$2,167	$806,249	$(46,843)	$(3,699,587)	$(2,938,014)

Net Loss	-	-	-	(3,550)	(230,722)	(234,272)

Balance, June 30, 2020 (Unaudited)	21,674,000	$2,167	$806,249	$(50,393)	$(3,930,309)	$(3,172,286)

The accompanying notes are an integral part of the condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2019

Cash Flows from operating activities
Net Loss	$(234,272)	$(395,870)

Adjustments to reconcile net loss to net cash used in operations:
Amortization of Debt Discount	9,812	-
Depreciation expense	80	787
Net loss from equity method investment	49,235	47,791
Unrealized (Gain) Loss on Investment	(128,000)	(42,500)
Change in Operating Assets and Liabilities:
Increase in Accounts Receivables	-	1,667
Increase in Accounts Payable and Accrued Expenses	123,139	120,445
Increase in Accounts Payable and Accrued Expenses, related party	60,000	60,000
Net Cash used in Operating activities	(120,006)	(207,680)

Cash Flows from Investing Activities
Capital Contributions to Equity Method Investee	-	(31,500)
Advances to a related-party	(17,500)	-
Net Cash used in Investing Activities	(17,500)	(31,500)

Cash Flow from Financing Activities
Repayment of short term advances - related parties	-	(1,131)
Proceeds from Note Payable	34,500	-
Proceeds from short term advances, related parties	101,950	225,200
Net Cash provided by financing activities	136,450	224,069

Net cash decrease for the period	(1,056)	(15,111)
Cash beginning of the Period	9,184	27,223

Cash end of the Period	$8,128	$12,112

Supplemental disclosure for Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$2,352	$5,280

Supplemental disclosure for Non Cash investing and financing activities:
Reclassification of due to Related Party to capital contribution to equity method investment	$-	$14,512
Compounding of accrued interest into principal	$-	$12,167

The accompanying notes are an integral part of the condensed consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of June 30, 2020 and the unaudited condensed consolidated results of its operations and cash flows for the six months ended June 30, 2020. The unaudited condensed consolidated results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2019 which was filed with the Securities and Exchange Commission on May 28, 2020.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $120,006 of cash in operating activities and currently has $8,128 in cash. There is substantial doubt about the Company to continue as a going concern. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Furthermore, COVID-19 has also caused severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors. This in turn has limited the Company’s resources in promoting its services and acquiring additional capital.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At June 30, 2020 and December 31, 2019, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 (Unaudited)

Joint Venture

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest in the following company:

	June 30,	December 31,
	2020	2019
iGrow Systems Inc. (a)	$-	$-
Total	$-	$-

a) Balance Labs Inc., is a 43.15% owner of iGrow Systems Inc., as of June 30, 2020 and December 31, 2019, respectively.

The Company has a non controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members. Summary information on the joint venture follows:

	June 30,	December 31,
	2020	2019
Total Assets	$5,122	$4,522
Total Liabilities	174,570	104,868
Shareholders’ (Deficit)	(169,448)	(100,346)

Income	-	-
Expenses	114,102	280,557
Net (Loss)	$(114,102)	$(280,557)

The Company’s portion of the net loss for the six months ended June 30, 2020 was $49,235, which exceeded its investment in the joint venture by $72,303. The Company also contributed a loan to the joint venture of $17,500 during the six months ended June 30, 2020.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 (Unaudited)

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of June 30, 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2016, 2017, 2018 and 2019 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company holds two investments on its Balance Sheet as of June 30, 2020. Our investment in Bang Holdings Corp., is recorded at fair value on June 30, 2020 and December 31, 2019, with the gains and losses being recorded through other income on the income statement for the periods then ended.

Previously, the Company entered into a litigation with Bang Holdings in order to have the restrictions on its shares removed. On June 8, 2020, a settlement was reached in which Bang Holdings agreed to remove the restriction on the Company’s shares. The Company’s shares can now be traded on the open market.

On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our balance sheet using the equity method as of June 30, 2020 and December 31, 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of June 30, 2020, the carrying value of marketable securities was $305,000, which consist of common shares held in one (1) investment which currently is trading on the Over-the Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our 51% majority owned subsidiary KryptoBank Co from December 28, 2017. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. The Company has a non-controlling interest of 43.15% in iGrow Systems Inc., which is not included in this consolidation for the period ended June 30, 2020 and the year ended December 31, 2019.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 (Unaudited)

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 740,000 and 700,000 warrants and 3,113,334 and 2,897,775 shares from convertible notes payable for the six months ended June 30, 2020 and 2019, respectively, were anti-dilutive.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 (Unaudited)

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2020.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$305,000	$-	$-	$305,000
Total Assets measured at fair value	$305,000	$-	$-	$305,000

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2019.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$177,000	$-	$-	$177,000
Total Assets measured at fair value	$177,000	$-	$-	$177,000

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2020	$177,000

Unrealized gain on (level 3) securities	128,000

Ending Balance as of June 30, 2020	$305,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the six months ended June 30, 2020 and June 30, 2019, advertising, marketing and promotion expense was $1,794 and $312, respectively. For the three months ended June 30, 2020 and June 30, 2019, advertising and promotion expense was $865 and $0, respectively.

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

Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	(9,820)	(9,740)
Property and Equipment, net	$1,496	$1,576

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 (Unaudited)

Depreciation expense for the six months ended June 30, 2020 and 2019 totalled $80 and $787, respectively. Depreciation expense for the three months ended June 30, 2020 and 2019 totalled $40 and $718, respectively. There were no additions during the six months ended June 30, 2020.

Intangible Assets

Intangible Assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	2020	2019
Trademarks	$2,836	$2,836
Total	$2,836	$2,836

There were no additions to Intangible Assets during the six months ended June 30, 2020.

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

As of June 30, 2020 (Unaudited)

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018 the Company sold an additional 40% in its subsidiary KryptoBank Co. for $4,500. As of June 30, 2020, the non-controlling interest is 49% of the shares outstanding.

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

The following tables summarize warrants outstanding as of June 30, 2020 and the related changes during the periods are presented below.

	Weighted
Number of	Average
Warrants	Exercise Price

Balance at December 31, 2019	740,000	$0.93
Granted
Exercised	-	-
Expired	-	-

Balance at June 30, 2020 (unaudited)	740,000	$0.93

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 (Unaudited)

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $60,000 and $60,000 for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, $30,000 and $30,000 was recorded within general and administrative expenses – related parties on the statement of operations. As of June 30, 2020, $671,659 of compensation was unpaid and was included in accounts payable – related party on the balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on September 30, 2021. See Note 7. The note is currently in default and has an accrued interest balance of $45,016.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $18,325.

As of June 30, 2020, the CEO and companies controlled by the CEO have loaned the Company a total of $1,170,558 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $161,438 on the loans. $911,949 of these loans are in default as of June 30, 2020.

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

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of June 30, 2020, accrued interest on the note is $212,534. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. During the three and six months ended June 30, 2020, the Company amortized $2,835 and $5,670 of debt discount, respectively. As of June 30, 2020, the remaining debt discount was $48,195.

The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matures on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. As of June 30, 2020, accrued interest on the note is $3,480. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. During the three and six months ended June 30, 2020, the Company amortized $2,071 and $4,142 of debt discount, respectively. As of June 30, 2020, the remaining debt discount was $2,070.

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

During April 2020, The Farkas Group, a related party, loaned the Company $18,500, unsecured, for one year and one day at an interest rate of 8%.

During May 2020, The Farkas Group, a related party, loaned the Company $2,500, unsecured for one year and one day at an interest rate of 8%.

During June 2020, The Farkas Group, a related party, loaned the Company $17,200, unsecured for one year and one day at an interest rate of 8%.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 (Unaudited)

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

Note 7 – Convertible Notes and Notes Payable

Notes Payable

As of June 30, 2020, the CEO and companies controlled by the CEO have loaned the Company a total of $1,170,558 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $161,438 on the loans. $911,949 of these loans are in default as of June 30, 2020.

KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of June 30, 2020 is $112,167. The Company has accrued interest of $21,612 as of June 30, 2020.

On October 3, 2019, The Sammy Farkas Foundation, a related party, loaned the Company $40,000, the note bears 12% interest per annum and matures on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first (see Note 5). The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The promissory note has accrued interest of $3,480 as of June 30, 2020. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. As of June 30, 2020, the remaining debt discount was $2,070.

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

During April 2020, The Farkas Group, a related party, loaned the Company $18,500, unsecured, for one year and one day at an interest rate of 8%.

During May 2020, The Farkas Group, a related party, loaned the Company $2,500, unsecured for one year and one day at an interest rate of 8%.

On May 7, 2020, the Company (the “Borrower”) received a note payable in the amount of $34,500 from Wells Fargo Bank (the “Lender”) as part of the Paycheck Protection Program under the CARES Act. The interest rate is 1%. Payments shall be due and payable monthly in the amount of $1,463.85 commencing on November 1, 2020 and continuing on Day three (3) of each month thereafter until maturity. The Note shall mature on May 3, 2022, at which time all unpaid principal, accrued interest, and any other unpaid amounts shall be due and payable in full. Unless otherwise agreed, all sums received from the Borrower may be applied to interest, fees, principal, or any other amounts due to Lender in any order at Lender's sole discretion. The Borrower may apply for the loan to be forgiven in whole or in part. As of June 30, 2020, the accrued interest on the note is $51. The Company plans on applying for Loan Forgiveness within the subsequent weeks.

During June 2020, The Farkas Group, a related party, loaned the Company $17,200, unsecured for one year and one day at an interest rate of 8%.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 (Unaudited)

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. As of June 30, 2020, the accrued interest on the note is $24,235.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of June 30 2020, accrued interest on the note is $212,534. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. During the three and six months ended June 30, 2020, the Company amortized $2,835 and $5,670 of debt discount, respectively. As of June 30, 2020, the remaining debt discount was $48,195.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $45,016 as of June 30, 2020.

Note 8 – Subsequent Transactions

During July, 2020, The Farkas Group, a related party, loaned the Company $10,000, unsecured, for one year and one day at an interest rate of 8%.

On August 5, 2020, The Farkas Group, a related party, loaned the Company $15,500, unsecured, for one year and one day at an interest rate of 8%.

The COVID-19 may adversely impact our operations and demand for our products and services and our ability to find new clients. This is due in part to restrictions such as: social distancing requirements; stay at home orders and the shutdown of non-essential businesses and the impact these restrictions have on small businesses and their ability to generate revenues which effects their ability to afford our services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the six months ended June 30, 2020 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2020. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of June 30, 2020, this investment has a value of $0 based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from KryptoBank Co. On July 15, 2019, KryptoBank Co. converted the $15,000 note into 150,000 shares of common stock at a price of $0.10 per share.

KryptoBank Co., as part of its initial funding, borrowed an additional $95,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of June 30, 2020 is $112,167.

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

Results of Operations

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019.

Overview

We reported a net loss of $234,272 and $395,870 for the six months ended June 30, 2020 and 2019, respectively. A decrease of $161,598, or 41%, primarily due to an increase in the value of an investment.

Revenues

For the six months ended June 30, 2020, and June 30, 2019 we generated $0 and $3,333 in revenue, respectively. A decrease of 100% due to the Company’s inability to market its services because of COVID-19.

General and Administrative Expenses

General and administrative expenses were $22,904 and $28,004 for the six months ended June 30, 2020 and 2019, respectively, a decrease of 18% primarily due to a decrease in office expenses as a direct result of the impact of COVID-19.

Professional Fees

Professional fees were $37,605 and $90,228 for the six months ended June 30, 2020 and 2019, respectively, a decrease of 58% due to a reduction in legal expenses as a consequence of no current outstanding litigations, offset by an increase in accounting fees paid due to more extensive work required for the filing of quarterly reports.

Interest expense

Interest expense for the six months ended June 30, 2020 and June 30, 2019 was $101,698 and $75,435, respectively, an increase of 35% which was attributable to an increase in borrowing from related parties and amortization of debt discount.

Unrealized gain on available for sale purchases

Unrealized gain on available for sale purchases for the six months ended June 30, 2020 and June 30, 2019 was $128,000 and $42,500, respectively, an increase of $85,500 or 201% due to the rise in stock price of the securities.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the six months ended June 30, 2020 and June 30, 2019 was $49,235 and $47,791, respectively, an increase of $1,444 or 3% due to an increase in operating expenses by the investee.

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019.

Overview

We reported a net income of $5,632 and a net loss of $146,752 for the three months ended June 30, 2020 and 2019, respectively. A change of $159,021, or 108%, primarily due to an increase in the value of an investment.

Revenues

For the three months ended June 30, 2020, and June 30, 2019 we generated $0 in revenue. This was due to the Company’s inability to market its services.

General and Administrative Expenses

General and administrative expenses were $12,516 and $9,258 for the three months ended June 30, 2020 and 2019, respectively, an increase of 35% primarily due to an increase in general office expenses as the Company tried to market its services more extensively and adjust its operations because of COVID-19.

Professional Fees

Professional fees were $16,105 and $5,087 for the three months ended June 30, 2020 and 2019, respectively, an increase of 217% due to an increase in accounting fees for the quarter primarily caused by more extensive work required for the filing of quarterly reports.

Interest expense

Interest expense for the three months ended June 30, 2020 and June 30, 2019 was $51,189 and $38,515, respectively, an increase of 33% which was attributable to an increase in borrowing from related parties and amortization of debt discount.

Unrealized gain on available for sale purchases

Unrealized gain on available for sale purchases for the three months ended June 30, 2020 and June 30, 2019 was $179,000 and $27,500, respectively, an increase of $151,500 or 551% due to the rise in stock price of the securities.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the three months ended June 30, 2020 and June 30, 2019 was $26,231 and $23,134, respectively, an increase of $3,097 or 13% due to an increase in operating expenses by the investee.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Cash	$8,128	$9,184
Working capital (deficiency)	$(3,029,689)	$(2,690,791)

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

As of June 30, 2020, the Company had a working capital deficiency of $3,029,689. The Company used cash in operations of $120,006. The Company has raised $101,950 in debt financing from related parties and $34,500 from Wells Fargo Bank as part of the Paycheck Protection Program during the six months ended June 30, 2020. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2020 and June 30, 2019 in the amount of $120,006 and $207,680, respectively. This was primarily due to a net loss of $234,272 and an unrealized gain on the value of an investment by $128,000, partially offset by an increase in accounts payable and accrued expenses by $183,139, followed by an increase in net loss from equity method investee of $49,235.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020 and June 30, 2019 was $17,500 and $31,500, respectively. In both periods, cash used in investing activities were for capital contributions to the joint venture and advances to a related party.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020 and June 30, 2019 was $136,450 and $224,069, respectively. In 2020, cash provided by financing activities during the six months ended June 30, 2020 was $101,950 from related parties, a decrease of $123,250 compared to the six months ended June 30, 2019, and $34,500 from Wells Fargo Bank as part of the Paycheck Protection Program.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of June 30, 2020. The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited condensed consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2020.

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

On September 30, 2016, Balance Group loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on October 1, 2019. (See Note 5). $45,016 in interest has been accrued as of June 30, 2020. The loan is in default as of June 30, 2020.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $18,325.

As of June 30, 2020, the CEO and Company’s controlled by the CEO have loaned the company a total of $1,170,558. With the exception of the convertible debenture whose interest rate is 10%, the loans carry an interest rate of 8% and mature on year and one day from the date of the loan. $911,949 of these loans are in default as of June 30, 2020. The company has accrued interest on the loans of $161,438 as of June 30, 2020.

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

BALANCE LABS, INC.

Date: August 11th, 2020	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

