Form 10-K
period 2020-12-31
Balance Labs, Inc.
filed 2021-03-31
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1146785
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

1221 Brickell Ave Ste 900 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (2,406,300 shares) computed by reference to the price at which the common equity was last sold, ($1.05) as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, $2,478,489.

As of March 31, 2021, the number of shares of common stock of the registrant outstanding is 21,674,000, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward looking statements.

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

The Company is led by our President, CEO, CFO and Chairman of the Board, Michael D. Farkas, who is a seasoned entrepreneur and has worked in corporate finance and in assisting and developing businesses in multiple industries for the past twenty-six (26) years.

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

Where You Can Find Us

The Company’s principal executive office and mailing address is 1221 Brickell Ave Ste 900 Miami, FL 33131. Our telephone number is (305) 907-7600.

We have registered the domain name of http://www.balancelabs.co.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING OR SUFFICIENT REVENUES, OUR BUSINESS WILL FAIL.

We have had limited operations since our formation. There can be no assurance that management of the Company will be successful in completing the Company’s business development plan, devise a marketing plan to successfully reach the companies in this field or that the Company will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

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

We do not currently have any firm arrangements for financing, and we can provide no assurance to investors that we will be able to find such additional financing if required. Obtaining additional financing is subject to a number of factors, including current financial condition as well as general market conditions. These factors affect the timing, amount, terms or conditions of additional financing unavailable to us. And if additional financing is not arranged, the company faces the risk of going out of business. The Company’s management is currently engaged in actively pursuing multiple financing options in order to obtain the capital necessary to execute the Company’s business plan, however, there cannot be any assurance that additional funds will be available when needed from any source, or if available, will be available on terms that are acceptable to us.

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

We will require additional capital to implement our business plan and support our operations. Currently, we have no established bank financing arrangements. Therefore, depending on the revenue growth rate, we may need to seek additional financing through a future private offering of our equity or debt securities, or through strategic partnerships and other arrangements with corporate partners. We believe we will be successful in these efforts; however, there can be no assurance we will meet our internal revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund our operations on terms agreeable to the company. These matters raise substantial doubt from our independent auditor about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern. We presently do not have enough cash on hand to sustain our operations. We anticipate the receipt of funding within such period, but there can be no assurance that it will occur. If we are unable to meet our internal revenue forecasts or obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three year period. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

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

DEPENDENCE ON KEY PERSONNEL

We will be dependent on services from our management team, including Chairman of the Board, CEO and CFO, Michael D. Farkas, Secretary Carmen Villegas and Controller, Robert M. Wolf. The loss of our officers could have a material adverse effect on the operations and prospects of the Company. Our management is expected to handle all marketing and sales efforts and manage the operations. Their responsibilities include formalizing business arrangements with third party service providers, directing the development of the Company website and other online communication tools, and formulating marketing materials to be used during presentations and meetings. At this time, we do not have an employment agreement with Ms. Villegas and Mr. Wolf, though the Company may enter into such an agreement with them on terms and conditions usual and customary for its industry. The Company does have an employment agreement with Mr. Farkas. The Company does not currently have “key man” life insurance on Ms. Villegas, Mr. Farkas, or Mr. Wolf.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMONG STOCK MAY BE ADVERSELY AFFECTED.

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Risks Related to Our Common Stock

THERE IS A LIMITED PUBLIC MARKET FOR OUR SECURITIES

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTC Pink, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange. These factors may have an adverse impact on the trading and price of our common stock. And our common stock may be less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s mailing address is 1221 Brickell Ave Ste 900 Miami, FL 33131. Our telephone number is (305) 907-7600. As of October 6, 2020, the Company is currently paying rent of $99.75 for a virtual office.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is currently quoted on the OTC Market Pink under symbol BLNC. Our stock is thinly traded and there is no active trading market developed for our shares of common stock. The following table sets forth the high and low bid prices per share of common stock for the periods indicated. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2019:
Fiscal Quarter Ended March 31, 2019	$1.60	$1.01
Fiscal Quarter Ended June 30, 2019	$1.05	$1.01
Fiscal Quarter Ended September 30, 2019	$1.05	$1.05
Fiscal Quarter Ended December 31, 2019	$1.05	$0.75

Fiscal Year Ended December 31, 2020:
Fiscal Quarter Ended March 31, 2020	$0.75	$0.75
Fiscal Quarter Ended June 30, 2020	$0.75	$0.75
Fiscal Quarter Ended September 30, 2020	$0.75	$0.30
Fiscal Quarter Ended December 31, 2020	$1.00	$0.30

Holders

As of March 31, 2021, we had approximately 49 holders of our common stock.

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

Equity Compensation Plan Information:

The Company does not have any equity compensation plan.

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

Although we’ve only worked with three clients since inception, our goal is to add and service a minimum of two to three new clients between now and the end of 2021. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for an on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

The Company incorporated or formed six subsidiaries since 2015, BalanceLabs, LLC., Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co., and KryptoBank Co.

BalanceLabs LLC, is strictly a management company that provides necessary administrative services to small companies. The Company’s four subsidiaries, Balance Agrotech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant as of December 31, 2020. Except for KryptoBank Co., all of the subsidiaries are wholly owned by the Company.

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of December 31, 2020, this investment has no value based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

iGrow Systems, Inc., as part of its initial funding received $68,791 from BalanceLabs LLC as an investment and $15,000 from KryptoBank Co. On July 15, 2019, KryptoBank Co., converted the $15,000 note into 150,000 shares of common stock at a price of $0.10 per share.

KryptoBank Co., as part of its initial funding, borrowed $5,000 from a shareholder during the year ended December 31, 2017 and an additional $95,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of December 31, 2020 is $142,235.

We believe that we can support our clients with our existing full-time staff, supplemented with part-time sub-contracted professionals and service providers, as necessary. Between now and the end of 2021, we intend to formalize our relationships with these subcontractors so that we can offer our clients turn-key business development products and services.

Our primary requirement for funding is for working capital in order to accommodate temporary negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

For the years ended December 31, 2020 and December 31, 2019.

Overview

We reported a net income attributable to the Company of $357,757 and a net loss attributable to the Company of $884,217 for the years ended December 31, 2020 and 2019, respectively, a difference of $1,241,974, or 140%, primarily due to the Company receiving a $1,000,000 consulting income for past services from a related party in the form of stock ownership, a decrease in professional fees and salaries and wages, along with an increase in the unrealized gain from available for sale purchases.

Revenues

For the year ended December 31, 2020, we generated $1,000,000 in revenue from a related party for past services, related to the fair value of an investment in exchange for consulting services. For the year ended December 31, 2019 we generated $3,333 in revenue from a related party.

General and administrative expenses

General and administrative expenses were $36,909 and $60,990 for the years ended December 31, 2020 and 2019, respectively, a decrease of $24,081 or 39%. The decrease in cost was primarily due to a reduction in office rent.

Related party general and administrative expenses were $120,000 for the years ended December 31, 2020 and December 31, 2019.

Interest expense

Interest expense for the years ended December 31, 2020 and 2019 was $205,838 and $167,087, respectively, the increase is due to the issuance of new debt instruments and amortization of warrants.

Professional Fees

Professional fees for the years ended December 31, 2020 and 2019 were $73,440 and $122,005 respectively, a decrease of $48,565 or 39%. The decrease was due to less legal fees incurred throughout the year.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following.

	December 31, 2020	December 31, 2019

Cash	$5,632	$9,184
Working capital (deficiency)	$(3,356,987)	$(2,690,791)

Availability of Additional Funds

Except for the monthly consulting fee to our CEO and Chairman of the Board and the monthly lease of our virtual office, as described elsewhere in this annual report, we currently do not have any material commitments for capital expenditures. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need additional capital. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients.

As of December 31, 2020, the Company had a working capital deficiency of $3,356,987. The Company used cash in operations of $218,002. The Company has raised $231,950 in debt financing from related parties during the year ended December 31, 2020. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next year ended.

From January 1, 2020 to December 31, 2020, entities controlled by the CEO made short term advances to the Company of $197,450.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2020 and December 31, 2019 in the amount of $218,002 and $365,608, respectively. This was primarily due to an unrealized gain of $38,500 on available for sale securities, offset by a loss from equity method investment of $94,510, a net income of $350,658 primarily due to an investment in a related party valued at $1,000,000, received in exchange for consulting services provided in the past, along with an increase in accounts payable and accrued expenses by $353,293. The negative cash flow in 2019 was primarily due to an unrealized loss of $43,000 on available for sale securities, $38,068 of accumulated losses from an equity method investment, and a net loss of $889,888 partially offset by an increase in accounts payable and accrued expenses by $351,902.

Net Cash Used in Investing Activities

Net cash used in investing activities during the years ended December 31, 2020 and December 31, 2019 was $17,500 and $70,000, respectively. In 2020 cash used in investing activities of $17,500 was for advances to a related party. In 2019, cash used in investing activities was primarily as capital contributions to the Equity Method Investee.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2020 and December 31, 2019 was $231,950 and $417,569, respectively. In 2020, cash received through financing activities as of December 31, 2020 was $197,450 from related parties and notes payable of $34,500 from Wells Fargo as part of the Paycheck Protection Program. For the year ended December 31, 2019 financing activities were $418,600 of short-term advances from related parties and notes payable of $2,600 from our consolidated subsidiary.

Our auditors have issued a going concern opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2020. The consolidated financial statements in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, these conditions raise substantial doubt from our independent auditor about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company accounts for its revenues under FASB ASC 606, that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. The Company recognizes consulting income when the services are performed, and performance obligations are satisfied.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings, Inc, a related party, for past services, with each share valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Balance Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Balance Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of investment received from related party in exchange for services

As described in Note 3 to the consolidated financial statements, the Company received investment securities in the form of 1,000,000 shares from a related party in exchange for past consulting services provided to a related party. Each share valued at $1 each based on a recent cash price of the related party. The Company recognized the revenues from related party during the year ended December 31, 2020. The Company measures the investment using the cost method as of December 31, 2020.

Evaluating the identification of related party transaction and auditing the valuation of the investment securities is highly judgmental as it involved our assessment of the assumptions and unobservable data used by management, including, but not limited to, the most recent cash price of the related party.

To test the proper valuation of the investment securities, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation and the significant assumptions used by the Company.

/s/ Liggett & Webb, P.A.
LIGGETT & WEBB, P.A.
Certified Public Accountants

We have served as the Company’s auditor since 2015.

Boynton Beach, Florida

March 31, 2021

Balance Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

Assets
Current Assets:
Cash	$5,632	$9,184
Prepaid Expenses	25,000	29,325
Total Current Assets	30,632	38,509

Property and Equipment, Net	1,416	1,576

Other Assets
Due from Related Party	20,000	17,500
Investments at Fair Value - Related Party	1,215,500	177,000
Trademarks	2,836	2,836

Total Assets	$1,270,384	$237,421

Liabilities and Stockholders’ Deficit
Accounts Payable and Accrued Expenses	$886,453	$653,160
Accounts Payable - Related Party	731,659	611,659
Short-Term Advances - Related Party	1,266,058	1,068,608
Convertible Note Payable	25,000	25,000
Convertible Notes Payable - Related Party	120,000	120,000
Notes Payable - Related Party, net of debt discount of $0 and $6,212 as of December 31, 2020 and December 31, 2019	106,850	100,638
Accumulated losses of unconsolidated investees in excess of investment	117,578	38,068
Notes Payable	134,020	112,167
Total Current Liabilities	3,387,619	2,729,300

Note Payable, net of current	12,647	-
Convertible Note Payable - Related Party, net of debt discount of $42,525 and $53,865 as of December 31, 2020 and December 31, 2019	457,475	446,135
Total Long-Term Liabilities	470,122	446,135
Total Liabilities	3,857,740	3,175,435

Commitments and Contingencies (See Note 6)

Stockholders’ Deficit
Preferred Stock,$.0001 par value:Authorized 50,000,000 shares none issued and outstanding as of December 31, 2020 and December 31, 2019	-	-
Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,674,000 and 21,674,000 Issued and outstanding as of December 31, 2020 and December 31, 2019	2,167	2,167
Additional Paid in Capital	806,249	806,249
Accumulated Deficit	(3,341,830)	(3,699,587)
Stockholders’ Deficit	(2,533,414)	(2,891,171)

Non-controlling interest	(53,942)	(46,843)

Total Stockholders’ Deficit	(2,587,356)	(2,938,014)

Total Liabilities and Stockholders’ Deficit	$1,270,384	$237,421

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statement of Operations

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Revenue-related party	$1,000,000	$3,333

Operating expenses
General and Administrative expenses	36,909	60,990
Professional Fees	73,440	122,005
Salaries and Wages	157,145	258,280
General and Administrative expenses - related party	120,000	120,000
Total Operating Expenses	387,494	561,275

Income (Loss) from Operations	612,506	(557,942)

Other Income and Expenses
Unrealized Gain (Loss) on available for sale purchases	38,500	(43,000)
Net Loss allocated from Equity Method Investee	(94,510)	(121,859)
Interest expense (includes amortization of warrants on note)	(205,838)	(167,087)
Total Other Expenses	(261,848)	(331,946)

Net Income (Loss)	350,658	(889,888)

Net Loss attributable to Non Controlling Interest	(7,099)	(5,671)

Net Income (Loss) attributable to the company	$357,757	$(884,217)

Net Income (Loss) per share- Basic	$0.02	$(0.04)

Net Income (Loss) per share- Diluted	$0.02	$(0.04)

Weighted average Number of Common Shares Outstanding- Basic	21,674,000	21,632,165

Weighted average Number of Common Shares Outstanding- Diluted	21,674,000	21,674,000

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Cash Flows from operating activities
Net Income (Loss)	$350,658	$(889,888)

Adjustments to reconcile net loss to net cash used in operations:
Amortization of Debt Discount	17,552	4,906
Depreciation expense	160	946
Net loss from equity method investment	-	83,791
Investment received in exchange for consulting services	(1,000,000)	-
Unrealized (Gain) Loss on Investment	(38,500)	43,000
Change in Operating Assets and Liabilities:
Increase in Accounts Receivables	-	1,667
Decrease in Prepaid Expenses	4,325	-
Accounts Payable and Accrued Expenses	233,293	231,902
Accumulated losses of unconsolidated investees in excess of investment	94,510	38,068
Accounts Payable and Accrued Expenses, related party	120,000	120,000
Net Cash used in Operating activities	(218,002)	(365,608)

Cash Flows from Investing Activities
Capital Contributions to Equity Method Investee	-	(52,500)
Advances to a related-party	(17,500)	(17,500)
Net Cash used in Investing Activities	(17,500)	(70,000)

Cash Flow from Financing Activities
Repayment of Notes Payable, related-party	-	(3,631)
Proceeds from Note Payable	34,500	42,600
Proceeds from short term advances, related parties	197,450	378,600
Net Cash provided by financing activities	231,950	417,569

Net cash decrease for the year	(3,552)	(18,039)
Cash beginning of the year	9,184	27,223

Cash end of the year	$5,632	$9,184

Supplemental disclosure for Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$3,508	$5,125

Supplemental disclosure for Non Cash investing and financing activities:
Reclassification of due to Related Party to capital contribution to equity method investment	$-	$31,291
Reclassification of Convertible Note to Convertible Note - Related Party	$-	$500,000
Debt Discount	$-	$64,983
Reclassification of accrued interest into principal	$-	$12,167

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance December 31, 2018	21,620,000	$2,162	$741,271	$(41,172)	$(2,815,370)	$(2,113,109)

Shares issued for note extension	54,000	5	56,695	-	-	56,700

Value of warrants issued with loan	-	-	8,283	-	-	8,283

Net Loss	-	-	-	(5,671)	(884,217)	(889,888)

Balance, December 31, 2019	21,674,000	$2,167	$806,249	$(46,843)	$(3,699,587)	$(2,938,014)

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance December 31, 2019	21,674,000	$2,167	$806,249	$(46,843)	$(3,699,587)	$(2,938,014)

Net Loss	-	-	-	(7,099)	357,757	350,658

Balance, December 31, 2020	21,674,000	$2,167	$806,249	$(53,942)	$(3,341,830)	$(2,587,356)

The accompanying notes are an integral part of the consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020 and 2019

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

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception and used $218,002 of cash in operating activities. The Company has relied on loans from related parties to fund its operations. There is substantial doubt about the Company to continue as a going concern. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next year ended that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2020 and December 31, 2019, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

Joint Venture

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest in the following company:

	December 31, 2020	December 31, 2019
iGrow Systems Inc. (a)	$-	$-
Total	$-	$-

a) Balance Labs Inc., and its subsidiaries are 43.1% owner of iGrow Systems Inc., as of December 31, 2020 and December 31, 2019.

The Company has a non controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members. Summary information on the joint venture follows:

	December 31, 2020	December 31, 2019
Total Assets	$4,497	$4,522
Total Liabilities	278,871	104,868
Shareholders’ Deficit	(274,373)	(100,346)

Income	-	-
Expenses	(219,027)	(280,557)
Net Loss	$(219,027)	$(280,557)

The Company’s portion of the net loss for the year ended December 31, 2020 was $94,510, which exceeded its investment in the joint venture by $132,578, which is recorded as a Current Liability in the Consolidated Financial Statements under operating agreement. The Company also contributed capital to the joint venture of $17,500 during the year ended December 31, 2020.

Concentrations and Credit Risk

One customer provided 100% of revenues during the years ended December 31, 2020 and 2019.

During 2020, revenue received was from a related party, in the form of an investment, valued at $1,000,000 for past services.

Revenue Recognition

The Company accounts for its revenues under FASB ASC 606, that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation.

The Company recognizes consulting income when the services are performed, and performance obligations are satisfied.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2020. The Company does not expect any significant changes in its unrecognized tax benefits within year ended of the reporting date. The Company’s 2017, 2018, 2019 and 2020 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20-50% equity and is non-controlling are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into their consolidated financial statements herein. The Company holds three investments on its Balance Sheet as of December 31, 2020. Our investment in Bang Holdings Corp., is recorded at fair value on December 31, 2020 and December 31, 2019, with the gains and losses being recorded through other income on the income statement for the periods then ended. On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our balance sheet using the equity method as of December 31, 2020 and December 31, 2019. On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings, Inc, a related party, for past services, with each share valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. This investment is recorded on our balance sheet using the cost method as of December 31, 2020.

Marketable Securities

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had a significant impact on the consolidated financial statements. Since the Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, the fair value of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain on the available-for-sale securities during the year ended December 31, 2020 and 2019 has been recorded in Other Income on the Income Statement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2020, the carrying value of marketable securities was $215,500, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our 51% majority owned subsidiary KryptoBank Co from December 29, 2017. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. The Company has a non-controlling interest of 43.15% in iGrow Systems Inc., which is not included in this consolidation for the years ended December 31, 2020 and 2019.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 640,000 and 740,000 warrants and 3,224,743 and 3,003,137 shares from convertible notes payable for the year ended December 31, 2020 and 2019, respectively, were anti-dilutive.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2020.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$215,500	$-	$-	$215,500
Total Assets measured at fair value	$215,500	$-	$-	$215,500

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2019.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$177,000	$-	$-	$177,000
Total Assets measured at fair value	$177,000	$-	$-	$177,000

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of January 1, 2020	$177,000

Unrealized gain on (level 3) securities	38,500

Ending Balance as of December 31, 2020	$215,500

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the year ended December 31, 2020 and December 31, 2019, advertising, marketing, and promotion expense was $3,173 and $1,993, respectively.

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

Property and equipment as of December 31, 2020 and December 31, 2019 consisted of the following:

	2020	2019
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	(9,900)	(9,740)
Property and Equipment, net	$1,416	$1,576

Depreciation expense for the year ended December 31, 2020 and 2019 totaled $160 and $946 respectively. There were no additions during the year ended December 31, 2020 and 2019 respectively.

Intangible Assets

Intangible Assets as of December 31, 2020 and December 31, 2019 consisted of the following:

	2020	2019
Trademarks	$2,836	$2,836
Total	$2,836	$2,836

There were no additions to Intangible Assets during the year ended December 31, 2020 and 2019, respectively.

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

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018, the Company sold an additional 40% in its subsidiary KryptoBank Co. for $4,500. As of December 31, 2020, the non-controlling interest is 49% of the shares outstanding.

Warrants

During 2015, the Company issued 100,000 warrants as part of a convertible note offering (see Note 7). The fair value of the warrants was $19,965. The warrants expired December 23, 2020.

On September 30, 2016, The Company’s CEO loaned the Company $120,000. In addition to paying interest at 10%, the Company issued 600,000 warrants at an exercise price of $1.00 per share expiring on September 30, 2021.

On October 3, 2019, the Company received $40,000 from The Sammy Farkas Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. In conjunction with The Sammy Farkas Foundation agreement the Company issued warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on October 10, 2022.

The following table summarizes the parameters of the valuation:

Warrants
Term	3
Volatility	30%
Annual rate of Quarterly Dividends	0%
Discount Rate - Bond Equivalent Yield	1.940%

The following table summarize warrants outstanding as of December 31, 2020 and the related changes during the periods are presented below.

Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2018	2,700,000	$2.83

Granted	40,000	1.00
Exercised	-	-
Expired	(2,000,000)	3.50

Balance at December 31, 2019	740,000	$0.93
Granted	-	-
Exercised	-	-
Expired	(100,000)	1.00

Balance at December 31, 2020	640,000	$1.00

*As of December 31, 2020 the warrants had no intrinsic value because the exercise price was higher than that of the stock price in the available market.

Note 5 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $120,000 for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, $731,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

On September 30, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on September 30, 2021. See Note 7. The note is currently in default and has an accrued interest balance of $51,016.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $19,854.

As of December 31, 2020, the CEO and companies controlled by the CEO have loaned the Company a total of $1,266,058 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $218,776 on the loans. $1,131,699 of these loans are in default as of March 31, 2021.

The Company on July 27, 2016 signed a sublease with entity partially owned by a related party to sub-lease approximately 2200 square feet 1691 Michigan Ave, Miami Beach, Fl. 33139, beginning August 1, 2016 and ending December 31, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, The Company was made aware that the master lease for the office space was in default. Consequently, the Company ceased payments. On or about March, 31, 2017, The Company was served with an eviction notice as the Master Lease was still in default. The Company has used its security deposit to partially pay its delinquent rent. The balance was paid in cash and the matter was partially settled. The Company still has $16,725 accrued on its books representing the amount that may be subject to pay. On May 12, 2017, the Company moved its headquarters to 350 Lincoln Road, Miami Beach, FL 33139. The Company paid $2,750 per month rent. In addition, the Company had to pay a security deposit of $4,325. The security deposit was included in prepaid expenses on the balance sheet until it was partially returned, with the difference used to pay for remaining rent balance. Beginning October 2020, the Company is leasing a virtual office with a new landlord: Spaces, paying only $99.75 per month.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from KryptoBank Co. These amounts will be repaid when the Company receives its major funding. On July 15, 2019, KryptoBank Co. converted the $15,000 note into 150,000 shares of common stock at a price of $0.10 per share.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2020, accrued interest on the note is $237,354. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. During the year ended December 31, 2020, the Company amortized $11,340 of debt discount. As of December 31, 2020, the remaining debt discount was $42,525.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The promissory note has accrued interest of $8,280 as of December 31, 2020. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. During the year ended December 31, 2020, the Company amortized $6,212 of debt discount. As of December 31, 2020, the note is in default and the remaining debt discount is $0.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings Inc, a related party, in exchange for consulting services provided in the past and as part of an agreement between both parties. The shares are valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. The investment was recorded as revenue in the statement of operations, and is reflected on the balance sheet as an investment in a related party.

During the year ended December 31, 2020, The Farkas Group, a related party, loaned the Company a total of $197,450, unsecured, for one year and one day at an interest rate of 8%.

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

Note 7 – Notes Payable

As of December 31, 2020, the CEO and Company’s controlled by the CEO have loaned the Company a total of $1,266,058 in addition to the convertible note discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. $1,131,699 of these loans are in default as of March 31, 2021. The Company has accrued interest of $218,776 on the loans as of December 31, 2020.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $19,854.

During the year ended December 31, 2020, The Farkas Group, a related party, loaned the Company a total of $197,450, unsecured, for one year and one day at an interest rate of 8%.

KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the years ended December 31, 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of December 31, 2020 is $112,167. The Company has accrued interest of $30,068 as of December 31, 2020.

On October 3, 2019, The Sammy Farkas Foundation, a related party, loaned the Company $40,000, the note bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first (see Note 5). The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The promissory note has accrued interest of $8,280 as of December 31, 2020. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. During the year ended December 31, 2020, the Company amortized $6,212 of debt discount. As of December 31, 2020, the remaining debt discount was $0, and the note is in default.

On May 7, 2020, the Company (the “Borrower”) received a note payable in the amount of $34,500 from Wells Fargo Bank (the “Lender) as part of the Paycheck Protection Program under the CARES Act. The interest rate is 1%. Payments shall be due and payable monthly in the amount of $1,463.85 commencing September 2021. The note shall mature on May 3, 2022, at which time all unpaid principal, accrued interest, and any other unpaid amounts shall be due and payable in full. Unless otherwise agreed, all sums received from the borrower may be applied to interest, fees, principal, or any other amounts due to Lender in any order at Lender’s sole discretion. The Borrower may apply for the loan to be forgiven in whole or in part. As of December 31, 2020, the accrued interest on the note is $225. Furthermore, the Company plans on applying for Loan Forgiveness within the subsequent weeks.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. As of December 31, 2020, the accrued interest on the note is $26,263.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2020, accrued interest on the note is $237,354. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. During the year ended December 31, 2020, the Company amortized $11,340 of debt discount. As of December 31, 2020, the remaining debt discount was $42,525.

On September 30, 2016 the Company’s CEO loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $51,016 as of December 31, 2020.

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

The Company has the following net deferred tax asset:

	As of December 31, 2019	As of December 31, 2020
Temporary Differences	$171,499	$201,913
Unrealized gains	44,734	34,976
Net operating loss carryforward	534,136	375,733
Valuation allowance	(750,369)	(612,622)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year ended December 31, 2019	For the Year ended December 31, 2020

Expected federal statutory rate	(21)%	(21)%
State Effect on tax rate, net of federal benefit	(4.35)%	(4.35)%
Change in valuation allowance	25.35%	25.35%

Income tax provision (benefit)	-	-

As of December 31, 2020, the Company had approximately $1,482,474 of federal and state net operating loss carryovers (“NOLs”). From this amount, $1,712,650 expire after 20 years, and can be carried back 2 years, according to the old tax law, while $394,813 can be carried forward indefinitely and cannot be carried back, in accordance with the new tax rules. The valuation allowance decreased by approximately $137,747 for the year ended December 31, 2020, and increased by $178,630 for the year ended December 31, 2019.

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

Note 9 - Subsequent Events

During January 2021, The Farkas Group, a related party, loaned the Company a total of $73,500, unsecured, for one year and one day at an interest rate of 8%.

During February 2021, The Farkas Group, a related party, loaned the Company a total of $165,000, unsecured, for one year and one day at an interest rate of 8%.

During March 2021, The Farkas Group, a related party, loaned the Company a total of $10,000, unsecured, for one year and one day at an interest rate of 8%.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized, and reported within the specified time periods.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions
Michael D. Farkas	48	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Carmen Villegas	33	Secretary and Director
Aviv Hillo	55	Director

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

Board of Directors Meetings and Attendance

The Board of Directors held no meeting in 2020. We have no formal policy regarding director attendance at the annual meeting of stockholders.

Compliance with Section 16(A) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2020 and December 31, 2019.

SUMMARY COMPENSATION TABLE

						Non-
						Equity Incentive	Non- Qualified	All
Name and				Stock	Option	Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Michael D. Farkas	2020	$120,000	$-	$-	$-	$-	$-	$-	$120,000
President, CEO and CFO (1)	2019	$120,000	$-	$-	$-	$-	$-	$-	$120,000

(1)	Mr. Farkas resigned as Chief Executive Officer on January 15, 2015 and reappointed as President, Chief Executive Officer and Chief Financial Officer on September 11, 2015. Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month. As of the date hereof, Mr. Farkas has not received any payment for his services provided and such amounts have been accrued.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the years ended December 31, 2020 and December 31, 2019.

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

For the year ended December 31, 2020, no member of the Board of Directors was paid any compensation for serving on the board.

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

Name	Number of Shares Beneficially Owned (3)(4)	Percent of Class (1)
Michael D. Farkas (2)	19,117,700	88.21%

Carmen Villegas	150,000	*

Aviv Hillo	-	0%

All Executive Officers and Directors as a group (3 individuals)	19,213,700	88.65%

5% or Greater Shareholders
Balance Holdings LLC (2)	12,000,000	55.37%

Shilo Holding Group LLC (2)	7,062,300	32.58%

The Sammy Farkas Foundation (2)	54,000	*

(1)	Based on 21,674,000 shares of common stock outstanding as of February 8, 2021.
(2)	Michael D. Farkas holds 54,000, 12,000,000, 1,400 and 7,062,300 shares of common stock through The Sammy Farkas Foundation, Balance Holdings, LLC, Shilo Security Solutions, Inc, and Shilo Holding Group LLC, respectively.
(3)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(4)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

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

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $120,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, $731,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

For the years ended December 31, 2020 and 2019, the Company expensed $0 and $0, respectively, for rent and office services which are included in general and administrative expenses related party to Balance Holdings LLC, an entity controlled by the Company’s CEO. As of December 31, 2020, and 2019, $5,000 was owed.

On December 31, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expired on October 1, 2019. The note is currently in default and has an accrued interest balance of $51,016. See Note 7.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $19,854.

As of December 31, 2020, the CEO and companies controlled by the CEO have loaned the Company a total of $1,266,058 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $218,776 on the loans. $1,131,699 of these loans are in default as of March 31, 2021.

On May 4, 2016, the Company began compensating its board member Aviv Hillo, $2,500 per month. The expense for the year ended December 31, 2020 and 2019 was $0. He is now an unpaid director.

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

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2020, accrued interest on the note is $237,354. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. During the year ended December 31, 2020, the Company amortized $11,340 of debt discount. As of December 31, 2020, the remaining debt discount was $42,525.

The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The promissory note has accrued interest of $8,280 as of December 31, 2020. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. During the year ended December 31, 2020, the Company amortized $6,212 of debt discount. As of December 31, 2020, the note is in default and the remaining debt discount is $0.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings Inc, a related party, in exchange for consulting services and as part of an agreement between both parties for past services. The shares are valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. The investment was recorded as revenue in the statement of operations, and is reflected on the balance sheet as an investment in a related party.

From January 1, 2020 to December 31, 2020, entities controlled by the CEO made short term advances to the Company of $197,450.

Item 14. Principal Accountant Fees and Services.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our consolidated financial statements and other professional services rendered by our independent registered public accounting firm Liggett & Webb, PA.

	2020	2019

Audit Fees (1)	$29,775	$30,426
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$29,775	$30,426

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

(3) Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice and tax planning.

(4) All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Certificate of Incorporation (1)
3.2	By-laws (1)
4.1	Form of Warrant dated September 17, 2015 to Purchase Common Stock (2)
4.2	10% Convertible Debenture by and between the Company and Newel dated April 1, 2016 (3)
4.3	Warrant to Purchase Common Stock by and between the Company and Newel dated April 1, 2016 (3)
10.1	Consulting Agreement between Michael Farkas and the Company dated February 6, 2015 (1)
10.2	Service Agreement between Bang Holdings Corp. and the Company dated August 22, 2014 (1)
10.3	Form of Securities Purchase Agreement dated September 17, 2015, by and between Balance Labs, Inc. and certain investors (2)
10.4	Investment Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.5	Registration Rights Agreement by and between the Company and Newel dated April 1, 2016 (3)
21.1	Subsidiaries(4)
31.1	Certification by the Chief Executive Officer and Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on Mary 28, 2020.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	President, Chief Executive Officer, and	March 31, 2021
Michael D. Farkas	Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

/s/ Carmen Villegas	Secretary and Director	March 31, 2021
Carmen Villegas

/s/ Aviv Hillo	Director	March 31, 2021
Aviv Hillo

