Form 10-K/A
period 2020-12-31
Balance Labs, Inc.
filed 2021-05-18
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1146785
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

407 Lincoln Road, Suite 701, Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report for the fiscal year ended December 31, 2020 originally filed on March 31, 2021 (the “Original Filing”) by Balance Labs, Inc. a Delaware corporation. We are filing this Amendment for the following reasons: (i) to clarify certain disclosures to Notes 3, 5, 7 and 9 to Consolidated Financial Statements, (ii) to clarify certain disclosures to Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and (iii) to clarify certain disclosures to Item 13 Certain Relationships and Related Transactions, and Director Independence.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

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

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2020, accrued interest on the note is $237,354. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the year ended December 31, 2020, the Company amortized $11,340 of debt discount. As of December 31, 2020, the remaining debt discount was $42,525.

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

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings Inc., a related party, in exchange for consulting services provided in the past and as part of an agreement between both parties. The shares are valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. The investment was recorded as revenue in the statement of operations, and is reflected on the balance sheet as an investment in a related party.

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

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2020, accrued interest on the note is $237,354. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the year ended December 31, 2020, the Company amortized $11,340 of debt discount. As of December 31, 2020, the remaining debt discount was $42,525.

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

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which loan has an interest rate of 10% per annum and a maturity date of January 28, 2022 to Four Acquisitions Ltd. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd.

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

Name	Number of Shares Beneficially Owned (3)(4)	Percent of Class (1)
Michael D. Farkas (2)	12,987,415	59.9%

Carmen Villegas	150,000	*

Aviv Hillo	-	0%

All Executive Officers and Directors as a group (3 individuals)	13,137,415	60.6%

5% or Greater Shareholders
Balance Holdings LLC (2)	11,888,889	54.99%

Shilo Holding Group LLC (2)	1,098,526	5.08%

The Sammy Farkas Foundation	5,614,000	25.9%

(1)	Based on 21,674,000 shares of common stock outstanding as of February 8, 2021.
(2)	Michael D. Farkas holds 11,888,889, 1,400 and 1,098,526 shares of common stock through Balance Holdings, LLC, Shilo Security Solutions, Inc, and Shilo Holding Group LLC, respectively.
(3)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(4)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

*Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth in our discussion below none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2020, accrued interest on the note is $237,354. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the year ended December 31, 2020, the Company amortized $11,340 of debt discount. As of December 31, 2020, the remaining debt discount was $42,525.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th of May, 2021.

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

Signature	Title	Date

/s/ Michael D. Farkas	President, Chief Executive Officer, and	May 18, 2021
Michael D. Farkas	Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

/s/ Carmen Villegas	Secretary and Director	May 18, 2021
Carmen Villegas

/s/ Aviv Hillo	Director	May 18, 2021
Aviv Hillo

