Form 10-Q
period 2021-03-31
Balance Labs, Inc.
filed 2021-05-21
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1146785
(State or other jurisdiction Identification No.)	(IRS Employer of incorporation)

407 Lincoln Road, Suite 701

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

As of March 31, 2021, there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets:
Cash	$7,646	$5,632
Prepaid Expenses	25,000	25,000
Interest Receivable	1,989	-
Notes Receivable, net of discount of $35,794 and $0 as of March 31, 2021 and December 31, 2020	83,206	-
Total Current Assets	117,841	30,632

Property and Equipment, Net	1,376	1,416

Other Assets
Due from Related Party	20,000	20,000
Investment at Fair Value - Related Party	1,210,000	1,215,500
Investment at Fair Value	43,000	-
Trademarks	2,836	2,836

Total Assets	$1,395,053	$1,270,384

Liabilities and Stockholders’ Deficit
Accounts Payable and Accrued Expenses	$891,954	$886,453
Accounts Payable - Related Party	761,659	731,659
Short-Term Advances - Related Party	1,514,558	1,266,058
Convertible Note Payable	25,000	25,000
Convertible Notes Payable - Related Party	120,000	120,000
Notes Payable - Related Party, net	106,850	106,850
Accumulated losses of unconsolidated investees in excess of investment	138,584	117,578
Notes Payable	134,075	134,020
Total Current Liabilities	3,692,680	3,387,618

Note Payable, net of current	12,592	12,647
Convertible Note Payable, net of debt discount of $39,690 and $42,525 as of March 31, 2021 and December 31, 2020	460,310	457,475
Total Long-Term Liabilities	472,902	470,122
Total Liabilities	4,165,582	3,857,740

Commitments and Contingencies (See Note 7)

Stockholders’ Deficit
Preferred Stock,$.0001 par value: Authorized 50,000,000 shares none issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,674,000 and 21,674,000 Issued and outstanding as of March 31, 2021 and December 31, 2020	2,167	2,167
Additional Paid in Capital	806,249	806,249
Accumulated Deficit	(3,523,228)	(3,341,830)
Stockholders’ Deficit	(2,714,812)	(2,533,414)

Non-controlling interest	(55,717)	(53,942)

Total Stockholders’ Deficit	(2,770,529)	(2,587,356)

Total Liabilities and Stockholders’ Deficit	$1,395,053	$1,270,384

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2020
Revenue related party	$-	$-

General and Administrative expenses	5,900	10,388
Professional Fees	25,030	21,500
Salaries and Wages	34,391	53,503
General and Administrative expenses - related party	30,000	30,000
Total Operating Expenses	95,321	115,391

Loss from Operations	(95,321)	(115,391)

Other Income (Expenses)
Unrealized Loss on available for sale purchases	(5,500)	(51,000)
Net Loss allocated from Equity Method Investee	(21,006)	(23,004)
Accreted interest income and interest income on note receivable	9,195	-
Interest expense (includes amortization of warrants on note)	(70,541)	(50,509)
Total Other Expenses	(87,852)	(124,513)

Net Loss	(183,173)	(239,904)

Net Loss attributable to Non Controlling Interest	(1,775)	(1,775)

Net Loss attributable to the company	$(181,398)	$(238,129)

Net Loss per share Basic and Diluted	$(0.01)	$(0.01)

Weighted average Number of Common Shares Outstanding- Basic and Diluted	21,674,000	21,674,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months ended March 31, 2021 and 2020

(Unaudited)

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance December 31, 2019	21,674,000	$2,167	$806,249	$(46,843)	$(3,699,587)	$(2,938,014)

Net Loss	-	-	-	(1,775)	(238,129)	(239,904)

Balance, March 31, 2020 (Unaudited)	21,674,000	$2,167	$806,249	$(48,618)	$(3,937,716)	$(3,177,918)

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance December 31, 2020	21,674,000	$2,167	$806,249	$(53,942)	$(3,341,830)	$(2,587,356)

Net Loss	-	-	-	(1,775)	(181,398)	(183,173)

Balance, March 31, 2021 (Unaudited)	21,674,000	$2,167	$806,249	$(55,717)	$(3,523,228)	$(2,770,529)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020

Cash Flows from operating activities
Net Loss	$(183,173)	$(239,904)

Adjustments to reconcile net loss to net cash used in operations:
Amortization of Debt Discount	2,835	4,906
Accreted interest on Note Receivable	(7,206)	-
Depreciation expense	40	40
Net loss from equity method investment	21,006	23,004
Unrealized Loss on Available-for-sale purchase	5,500	51,000
Change in Operating Assets and Liabilities:
Interest Receivable	(1,989)	-
Accounts Payable and Accrued Expenses	5,501	78,177
Accounts Payable and Accrued Expenses, related party	30,000	30,000
Net Cash used in Operating activities	(127,486)	(52,777)

Cash Flows from Investing Activities
Notes Receivable	(119,000)	-
Advance to a related party	-	(17,500)
Net Cash used in Investing Activities	(119,000)	(17,500)

Cash Flow from Financing Activities
Proceeds from short term advances, related parties	248,500	63,750
Net Cash provided by financing activities	248,500	63,750

Net cash increase (decrease) for the period	2,014	(6,527)
Cash beginning of the Period	5,632	9,184

Cash end of the Period	$7,646	$2,657

Supplemental disclosure for Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$1,209

Supplemental disclosure for Non Cash investing and financing activities:
Investment at Fair Value received from issuance of Note Receivable	$43,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of March 31, 2021 and the unaudited condensed consolidated results of its operations and cash flows for the three months ended March 31, 2021. The unaudited condensed consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission on March 31, 2021.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $127,486 of cash in operating activities and currently has $7,646 in cash. There is substantial doubt about the Company to continue as a going concern. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 (Unaudited)

Joint Venture

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest in the following company:

	March 31,	December 31,
	2021	2020
iGrow Systems Inc. (a)	$-	$-
Total	$-	$-

a) Balance Labs Inc., is a 43.15% owner of iGrow Systems Inc., as of March 31, 2021 and December 31, 2020, respectively.

The Company has a non controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members. Summary information on the joint venture follows:

	March 31,	December 31,
	2021	2020
Total Assets	$4,497	$4,497
Total Liabilities	322,552	278,871
Shareholders’ Deficit	(318,055)	(274,374)

Income	-	-
Expenses	48,681	219,027
Net Loss	$(48,681)	$(219,027)

The Company’s portion of the net loss for the three months ended March 31, 2021 was $21,006, which exceeded its investment in the joint venture by $138,584, which is recorded as a Current Liability in the unaudited condensed consolidated financial statements under operating agreement.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 (Unaudited)

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of March 31, 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2018, 2019, and 2020 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments – Related Parties

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20-50% equity and is non-controlling are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into their condensed consolidated financial statements herein. The Company holds two investments on its Balance Sheet as of March 31, 2021. Our investment in Bang Holdings Corp., is recorded at fair value as available-for-sale securities on March 31, 2021 and December 31, 2020, with the gains and losses being recorded through other income on the consolidated income statement for the periods then ended. On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our consolidated balance sheet using the equity method as of March 31, 2021 and December 31, 2020.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings, Inc, a related party, for past services, with each share valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. This investment is recorded on our consolidated balance sheet using the cost method as of December 31, 2020.

Investments

On January 29, 2021, the Company received a 20% ownership in the business and related assets of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from an unrelated party (see Note 5). The business and related assets (collectively referred to as “the Pharmacy”) were recently acquired by Four Acquisitions Ltd., the note receivable holder. The investment has a fair value of $43,000. This investment is recorded on our consolidated balance sheet using the equity method as of March 31, 2021. No gain or loss has been recorded for this equity method investee as the Pharmacy has been closed since it was acquired and is in the process of reopening.

Marketable Securities

The Company accounts for marketable and available-for-sale securities under ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, therefore, the unrealized gain on the available-for-sale securities during the three months ended March 31, 2021 and 2020 has been recorded in Other Income on the Income Statement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of March 31, 2021 and December 31, 2020, the carrying value of marketable securities was $210,000 and $215,500, respectively, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our 51% majority owned subsidiary KryptoBank Co from December 28, 2017. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. The Company has a non-controlling interest of 43.15% in iGrow Systems Inc., which is not included in this consolidation for the period ended March 31, 2021 and 2020, respectively.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 (Unaudited)

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 640,000 and 740,000 warrants and 3,279,236 and 3,003,137 shares from convertible notes payable for the three months ended March 31, 2021 and 2020, respectively, were anti-dilutive.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 (Unaudited)

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2021.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$210,000	$-	$-	$210,000
Total Assets measured at fair value	$210,000	$-	$-	$210,000

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2020.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$215,500	$-	$-	$215,500
Total Assets measured at fair value	$215,500	$-	$-	$215,500

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of December 31, 2020	$215,500

Unrealized loss on (level 3) securities	(5,500)

Ending Balance as of March 31, 2021 (unaudited)	$210,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the three months ended March 31, 2021 and March 31, 2020, advertising, marketing and promotion expense was $1,956 and $929, respectively.

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

Property and equipment as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	(9,940)	(9,900)
Property and Equipment, net	$1,376	$1,416

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 (Unaudited)

Depreciation expense for the three months ended March 31, 2021 and 2020 totaled $40 and $40, respectively. There were no additions during the three months ended March 31, 2021.

Intangible Assets

Intangible Assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Trademarks	$2,836	$2,836
Total	$2,836	$2,836

There were no additions to Intangible Assets during the three months ended March 31, 2021.

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

As of March 31, 2021 (Unaudited)

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018 the Company sold an additional 40% in its subsidiary KryptoBank Co. for $4,500. As of March 31, 2021, the non-controlling interest is 49% of the shares outstanding.

Warrants

During 2015, the Company issued 100,000 warrants as part of a convertible note offering. The fair value of the warrants was $19,965. The warrants expired December 23, 2020.

During 2016, Balance Group LLC loaned the Company $120,000. In addition to paying interest at 10%, the Company issued 600,000 warrants at an exercise price of $1.00 per share expiring on September 30, 2021.

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

The following tables summarize warrants outstanding as of March 31, 2021 and the related changes during the periods are presented below.

Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2020	640,000	$1.00
Granted
Exercised	-	-
Expired	-	-

Balance at March 31, 2021 (unaudited)	640,000	$1.00

As of March 31, 2021 the warrants had an intrinsic value of $0.25 for each warrant.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 (Unaudited)

Note 5 – Note Receivable

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% ownership in the business and related assets of Pharmacy No, 27, Ltd, a company based in Israel. The business and related assets (collectively referred to as “the Pharmacy”) were recently acquired by Four Acquisitions Ltd. This investment has a fair value of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. For the three months ended March 31, 2021, the Company recorded $7,206 in accreted interest income. The remaining discount as of March 31, 2021 is $35,794. For the three months ended March 31, 2021, the Company recorded $1,989 of interest income in relation to this note.

Note 6 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $30,000 and $30,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, $756,659 and $726,659, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on September 30, 2021. See Note 8. The note is currently in default and has an accrued interest balance of $54,016.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $21,191.

As of March 31, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,514,558 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $239,630 on the loans. $1,152,699 of these loans are in default as of March 31, 2021.

On July 27, 2016, the Company signed a sublease (the “Master Lease”) with an entity partially owned by a related party to sub-lease approximately 2200 square feet located at 1691 Michigan Ave, Miami Beach, Florida 33139, beginning August 1, 2016 and ending December 31, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, the Company was made aware that the Master Lease for the office space was in default. Consequently, the Company ceased payments. On or about March 31, 2017, the Company was served with an eviction notice as the Master Lease was still in default. The Company has partially settled the claim under the sublease and has $16,725 accrued on its books to cover any further claims. Beginning October 2020, the Company is leasing a virtual office with a new landlord: Spaces, paying only $99.75 per month. Rent expense for the three months ended March 31, 2021 and March 31, 2020 was $299 and $5,500, respectively.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from KryptoBank Co. On July 15, 2019, KryptoBank Co. converted the $15,000 note into 150,000 shares of common stock at a price of $0.10 per share.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 (Unaudited)

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of March 31, 2021, accrued interest on the note is $7,080. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount which has been fully amortized.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings Inc., a related party, in exchange for consulting services provided in the past and as part of an agreement between both parties. The shares are valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. The investment is reflected on the consolidated balance sheet as an investment in a related party.

During January 2021, The Farkas Group, a related party, loaned the Company $73,500, unsecured, for one year and one day at an interest rate of 8%.

During February 2021, The Farkas Group, a related party, loaned the Company $165,000, unsecured for one year and one day at an interest rate of 8%.

During March 2021, The Farkas Group, a related party, loaned the Company $10,000, unsecured for one year and one day at an interest rate of 8%.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 (Unaudited)

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

Consulting Fees

The Company will continue to pay its CEO $10,000 per month as compensation on a month-to-month basis. It will be recorded in general and administrative expenses-related parties on the consolidated statement of operations.

Note 8 – Convertible Notes and Notes Payable

Notes Payable

As of March 31, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,514,558 in addition to the convertible note discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $239,630 on the loans. $1,152,699 of these loans are in default as of March 31, 2021.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $21,191.

KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the years ended December 31, 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of March 31, 2021 is $112,167. The Company has accrued interest of $34,296 as of March 31, 2021.

On October 3, 2019, The Sammy Farkas Foundation, a related party, loaned the Company $40,000, the note bears 12% interest per annum and matures on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first (see Note 6). The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The promissory note is currently in default, and as of March 31, 2021, accrued interest on the note is $7,080. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. The debt discount has been fully amortized.

On May 7, 2020, the Company (the “Borrower”) received a note payable in the amount of $34,500 from Wells Fargo Bank (the “Lender”) as part of the Paycheck Protection Program under the CARES Act. The interest rate is 1%. Payments shall be due and payable monthly in the amount of $1,463.85 commencing on September 2021. The note shall mature on May 3, 2022, at which time all unpaid principal, accrued interest, and any other unpaid amounts shall be due and payable in full. Unless otherwise agreed, all sums received from the borrower may be applied to interest, fees, principal, or any other amounts due to Lender in any order at Lender’s sole discretion. The Borrower may apply for the loan to be forgiven in whole or in part. As of March 31, 2021, the accrued interest on the note is $311. Furthermore, the Company plans on applying for Loan Forgiveness within the subsequent weeks.

During January 2021, The Farkas Group, a related party, loaned the Company $73,500, unsecured, for one year and one day at an interest rate of 8%.

During February 2021, The Farkas Group, a related party, loaned the Company $165,000, unsecured for one year and one day at an interest rate of 8%.

During March 2021, The Farkas Group, a related party, loaned the Company $10,000, unsecured for one year and one day at an interest rate of 8%.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 (Unaudited)

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. As of March 31, 2021, the accrued interest on the note is $27,388.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of March 31, 2021, accrued interest on the note is $249,854. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the three months ended March 31, 2021, the Company amortized $2,835 of debt discount. As of March 31, 2021, the remaining debt discount was $39,690.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $54,016 as of March 31, 2021.

Note 9 – Subsequent Transactions

During April 2021, The Farkas Group, a related party, loaned the Company a total of $82,000, unsecured, for one year and one day at an interest rate of 8%.

During May 2021, The Farkas Group, a related party, loaned the Company a total of $10,000, unsecured, for one year and one day at an interest rate of 8%.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the three months ended March 31, 2021 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended by our Annual Report on Form 10-K/A filed with the SEC on May 18, 2021. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of March 31, 2021, this investment has a value of $0 based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from KryptoBank Co. On July 15, 2019, KryptoBank Co. converted the $15,000 note into 150,000 shares of common stock at a price of $0.10 per share.

KryptoBank Co., as part of its initial funding, borrowed an additional $95,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of March 31, 2021 is $112,167.

We believe that we can support our year one clients with our existing full-time staff, supplemented with part-time subcontracted professionals and service providers, as necessary. Between now and the end of 2021, we intend to formalize our relationships with these sub-contractors so that we can offer our clients turn-key business development products and services.

Our primary requirement for funding is for working capital in order to accommodate temporary imbalances between cash receipts and cash expenditures (see “Liquidity and Capital Resources”).

Results of Operations

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020.

Overview

We reported a net loss of $183,173 and $239,904 for the three months ended March 31, 2021 and 2020, respectively. A decrease of $56,731, or 24%, primarily due to a decrease in salaries and wages, general and administrative expenses, and a decrease of unrealized loss on available for sale securities.

Revenues

For the three months ended March 31, 2021 and March 31, 2020, we generated $0 in revenue. This was due to the Company’s inability to market its services. The Company does not currently have any revenue producing clients.

General and Administrative Expenses

General and administrative expenses were $5,900 and $10,388 for the three months ended March 31, 2021 and 2020, respectively, a decrease of 43% primarily because of a decrease in rent and other general office expenses due to COVID-19.

Professional Fees

Professional fees were $25,030 and $21,500 for the three months ended March 31, 2021 and 2020, respectively, an increase of 16% due to an increase in accounting fees offset by a decrease in legal fees.

Other expense

Other expense for the three months ended March 31, 2021 and March 31, 2020 was $70,541 and $50,509, respectively, an increase of 39% which was attributable to an increase in borrowing from related parties and amortization of debt discount, offset by accreted interest income and interest income on note receivable.

Unrealized loss on available for sale purchases

Unrealized loss on available for sale purchases for the three months ended March 31, 2021 and March 31, 2020 was $5,500 and $51,000, respectively, a decrease of $45,500 or 89% due to a lesser reduction in stock price of the securities.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the three months ended March 31, 2021 and March 31, 2020 was $21,006 and $23,004 respectively, a decrease of $1,998 or 9% due to a decrease in operating expenses by the investee.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Cash	$7,646	$5,632
Working capital (deficiency)	$(3,574,839)	$(3,356,986)

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

As of March 31, 2021, the Company had a working capital deficiency of $3,574,839. The Company used cash in operations of $127,486. The Company has raised $248,500 in debt financing from related parties during the three months ended March 31, 2021. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2021 and March 31, 2020 in the amount of $127,486 and $52,777, respectively. This was primarily due to a net loss of $183,173 offset by an unrealized loss on the value of an investment by $5,500, change in accounts payable and accrued expenses by $35,501 and net loss from equity method investee of $21,006.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 and March 31, 2020 was $119,000 and $17,500, respectively. During the three months ended March 31, 2021, cash used in investing activities was $119,000 as a note receivable to an unrelated party. During the three months ended March 31, 2020, cash used in investing activities were for capital contributions to the joint venture and advances to a related party.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 and March 31, 2020 was $248,500 and $63,750, respectively. Cash provided by financing activities during the three months ended March 31, 2021 was $248,500 from related parties, an increase of $184,750 compared to the three months ended March 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities.

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000 (the “Note”) in favor of Chase Mortgage LLC. The Note became due on March 23, 2016 and is in default as of March 31, 2021. The Note carries a default interest rate of $18% and contains a provision that the lender may convert any part of the Note, including accrued interest that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. As of March 31, 2021 the Company had accrued $27,388 of interest.

On September 30, 2016, Balance Group loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. $54,016 in interest has been accrued as of March 31, 2021. The loan is in default as of March 31, 2021.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $21,191.

As of March 31, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,514,558 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $239,630 on the loans. $1,152,699 of these loans are in default as of March 31, 2021.

The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of March 31, 2021, accrued interest on the note is $7,080.

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

BALANCE LABS, INC.

Date: May 21, 2021	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

