Form 10-Q
period 2021-06-30
Balance Labs, Inc.
filed 2021-08-16
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2021, there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

Explanatory Note:

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, however, the registrant is not subject to such fling requirements and is making such filings on a voluntary basis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets:
Cash	$109,579	$5,632
Prepaid Expenses	-	25,000
Interest Receivable	4,923	-
Notes Receivable, net of discount of $25,191 and $0 as of June 30, 2021 and December 31, 2020	93,809	-
Total Current Assets	208,311	30,632

Property and Equipment, Net	9,500	1,416

Other Assets
Due from Related Party	20,000	20,000
Investment at Fair Value - Related Party	1,195,000	1,215,500
Investment at Fair Value	29,594	-
Trademarks	2,836	2,836

Total Assets	$1,465,241	$1,270,384

Liabilities and Stockholders’ Deficit
Accounts Payable and Accrued Expenses	$926,743	$886,453
Accounts Payable - Related Party	791,659	731,659
Short-Term Advances - Related Party	1,658,558	1,266,058
Convertible Note Payable	-	25,000
Convertible Notes Payable - Related Party, net of debt discount of $6,974 and $0 as of June 30, 2021 and December 31, 2020	166,219	120,000
Notes Payable - Related Party, net of debt discount of $0 and $0 as of June 30, 2021 and December 31, 2020	106,850	106,850
Accumulated losses of unconsolidated investees in excess of investment	157,320	117,578
Notes Payable – current	146,667	134,020
Total Current Liabilities	3,954,016	3,387,618

Note Payable, net of current	-	12,647
Convertible Note Payable, net of debt discount of $36,855 and $42,525 as of June 30, 2021 and December 31, 2020	463,145	457,475
Total Long-Term Liabilities	463,145	470,122
Total Liabilities	4,417,161	3,857,740

Commitments and Contingencies (See Note 7)

Stockholders’ Deficit
Preferred Stock,$.0001 par value: Authorized 50,000,000 shares none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common Stock, $.0001 par value: Authorized 500,000,000 shares, 21,674,000 and 21,674,000 Issued and outstanding as of June 30, 2021 and December 31, 2020	2,167	2,167
Additional Paid in Capital	810,048	806,249
Accumulated Deficit	(3,705,689)	(3,341,830)
Stockholders’ Deficit	(2,893,474)	(2,533,414)

Non-controlling interest	(58,446)	(53,942)

Total Stockholders’ Deficit	(2,951,920)	(2,587,356)

Total Liabilities and Stockholders’ Deficit	$1,465,241	$1,270,384

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue related party	$-	$-	$-	$-

General and Administrative expenses	11,908	12,516	17,808	22,904
Professional Fees	15,620	16,105	40,650	37,605
Salaries and Wages	38,105	37,327	72,496	90,830
General and Administrative expenses - related party	30,000	30,000	60,000	60,000
Total Operating Expenses	95,633	95,948	190,954	211,339

Loss from Operations	(95,633)	(95,948)	(190,954)	(211,339)

Other Income (Expenses)
Unrealized Gain (Loss) on available for sale securities	(15,000)	179,000	(20,500)	128,000
Net Loss allocated from Equity Method Investee	(32,142)	(26,231)	(53,148)	(49,235)
Accreted interest income and interest income on note receivable	13,545	-	22,740	-
Interest expense (includes amortization of debt discount)	(55,960)	(51,189)	(126,501)	(101,698)
Total Other Income (Expenses)	(89,557)	101,580	(177,409)	(22,933)

Net Income (Loss)	(185,190)	5,632	(368,363)	(234,272)

Net Loss attributable to Non Controlling Interest	(2,729)	(1,775)	(4,504)	(3,550)

Net (Loss) Income attributable to the Company	$(182,461)	$7,407	$(363,859)	$(230,722)

Net (Loss) Income per share Basic and Diluted	$(0.01)	$0.00	$(0.02)	$(0.01)

Weighted average Number of Common Shares Outstanding- Basic and Diluted	21,674,000	21,674,000	21,674,000	21,674,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months ended June 30, 2021 and 2020

(Unaudited)

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance March 31, 2020 (Unaudited)	21,674,000	$2,167	$806,249	$(48,618)	$(3,937,716)	$(3,177,918)

Net (Loss) Income	-	-	-	(1,775)	7,407	5,632

Balance, June 30, 2020 (Unaudited)	21,674,000	$2,167	$806,249	$(50,393)	$(3,930,309)	$(3,172,286)

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance March 31, 2021 (Unaudited)	21,674,000	$2,167	$806,249	$(55,717)	$(3,523,228)	$(2,770,529)

Beneficial Conversion	-	-	3,799	-	-	3,799

Net Loss	-	-	-	(2,729)	(182,461)	(185,190)

Balance, June 30, 2021 (Unaudited)	21,674,000	$2,167	$810,048	$(58,446)	$(3,705,689)	$(2,951,920)

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months ended June 30, 2021 and 2020

(Unaudited)

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance December 31, 2019	21,674,000	$2,167	$806,249	$(46,843)	$(3,699,587)	$(2,938,014)

Net Loss	-	-	-	(3,550)	(230,722)	(234,272)

Balance, June 30, 2020 (Unaudited)	21,674,000	$2,167	$806,249	$(50,393)	$(3,930,309)	$(3,172,286)

			Additional	Non-
	Common Stock		Paid-in	Controlling	Accumulated
	Shares	Par	Capital	Interest	Deficit	Total
Balance December 31, 2020	21,674,000	$2,167	$806,249	$(53,942)	$(3,341,830)	$(2,587,356)

Beneficial Conversion	-	-	3,799	-	-	3,799

Net Loss	-	-	-	(4,504)	(363,859)	(368,363)

Balance, June 30, 2021 (Unaudited)	21,674,000	$2,167	$810,048	$(58,446)	$(3,705,689)	$(2,951,920)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020

Cash Flows from Operating Activities
Net Loss	$(368,363)	$(234,272)

Adjustments to reconcile net loss to net cash used in operations:
Amortization of Debt Discount	5,688	9,812
Accreted interest on Note Receivable	(17,809)	-
Depreciation expense	80	80
Amortization on website development cost	1,336	-
Net loss from equity method investment	13,406	49,235
Unrealized Loss (Gain) on Available-for-sale securities	20,500	(128,000)
Change in Operating Assets and Liabilities:
Interest Receivable	(4,923)	-
Prepaid Expenses	25,000	-
Accounts Payable and Accrued Expenses	40,290	123,139
Accounts Payable and Accrued Expenses, related party	60,000	60,000
Accumulated losses on unconsolidated investees in excess of investment	39,742	-
Net Cash used in Operating activities	(185,053)	(120,006)

Cash Flows from Investing Activities
Notes Receivable	(119,000)	-
Website development cost	(9,500)	-
Advance to a related party	-	(17,500)
Net Cash used in Investing Activities	(128,500)	(17,500)

Cash Flow from Financing Activities
Payment of Convertible Note Payable	(25,000)	-
Proceeds from Issuance of Note Payable	-	34,500
Proceeds from Issuance of Convertible Note Payable, related party, net	50,000	-
Proceeds from short term advances, related parties	392,500	101,950
Net Cash provided by financing activities	417,500	136,450

Net cash increase (decrease) for the period	103,947	(1,056)
Cash beginning of the Period	5,632	9,184

Cash end of the Period	$109,579	$8,128

Supplemental disclosure for Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$27,545	$2,352

Supplemental disclosure for Non Cash investing and financing activities:
Investment at Fair Value received from issuance of Note Receivable	$43,000	$-
Beneficial conversion features an convertible notes payable - related party	$3,799	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of June 30, 2021 and the unaudited condensed consolidated results of its operations and cash flows for the six months ended June 30, 2021. The unaudited condensed consolidated results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission on March 31, 2021.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $185,053 of cash in operating activities during the six months ended June 30, 2021 and currently has $109,579 in cash as of June 30, 2021. There is substantial doubt about the Company to continue as a going concern. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next twelve months that will sustain its operations for the next year. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

(Unaudited)

Joint Venture

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest in the following company:

	June 30,	December 31,
	2021	2020
(unaudited)
iGrow Systems Inc. (a)	$-	$-
Total	$-	$-

a)	Balance Labs Inc., is a 43.15% owner of iGrow Systems Inc., as of June 30, 2021 and December 31, 2020, respectively.

The Company has a non controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members. Summary information on the joint venture follows:

	June 30,	December 31,
	2021	2020
	(unaudited)
Total Assets	$4,497	$4,497
Total Liabilities	365,973	278,871
Shareholders’ Deficit	(361,476)	(274,374)

Income	-	-
Expenses	92,102	219,027
Net Loss	$(92,102)	$(219,027)

The Company’s portion of the net loss for the three and six months ended June 30, 2021 was $18,736 and $39,742, which exceeded its investment in the joint venture by $157,320 as of June 30, 2021, which is recorded as accumulated losses of unconsolidated investees in excess of investment on the condensed consolidated balance sheets.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of June 30, 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2018, 2019, and 2020 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments – Related Parties

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20-50% equity and is non-controlling are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into their condensed consolidated financial statements herein. The Company holds two investments on its Balance Sheet as of June 30, 2021. Our investment in Bang Holdings Corp., is recorded at fair value as available-for-sale securities on June 30, 2021 and December 31, 2020, with the gains and losses being recorded through other income on the consolidated income statement for the periods then ended. On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our consolidated balance sheet using the equity method as of June 30, 2021 and December 31, 2020.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings, Inc, a related party, for past services, with each share valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. This investment is recorded on our consolidated balance sheet using the cost method as of June 30, 2021 and December 31, 2020.

Investments

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from an unrelated party (see Note 5). As of June 30, 2021 the investment has a fair value of $29,594, and it is recorded on our consolidated balance sheet using the equity method. During each three and six months ended June 30, 2021 the Company recorded $13,406 of unrealized loss from this investment

Marketable Securities

The Company accounts for marketable and available-for-sale securities under ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company accounts for its investment in Bang Holdings, Corp. as available-for-sale securities, therefore, the unrealized gain on the available-for-sale securities during the three and six months ended June 30, 2021 and 2020 has been recorded in Other Income on the Income Statement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of June 30, 2021 and December 31, 2020, the carrying value of marketable securities was $195,000 and $215,500, respectively. The securities are included in the Investment at Fair Value – Related Party on the condensed consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). The Company has classified this investment as a Level 3 asset on the fair value hierarchy because the investment is valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our 51% majority owned subsidiary Krypto Ventures Inc, formerly known as KryptoBank Co from December 28, 2017, which was subsequently sold to W Technologies (see Note 9) and it is no longer owned by the Company. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. The Company has a non-controlling interest of 43.15% in iGrow Systems Inc., which is not included in this consolidation for the periods ended June 30, 2021 and 2020, respectively.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

(Unaudited)

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 640,000 and 740,000 warrants and 3,279,236 and 3,113,334 shares from convertible notes payable for the six months ended June 30, 2021 and 2020, respectively, were anti-dilutive.

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

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

(Unaudited)

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2021.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$195,000	$-	$-	$195,000
Total Assets measured at fair value	$195,000	$-	$-	$195,000

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2020.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$215,500	$-	$-	$215,500
Total Assets measured at fair value	$215,500	$-	$-	$215,500

The following is a reconciliation of the level 3 Assets:

Beginning Balance as of December 31, 2020	$215,500

Unrealized loss on (level 3) securities	(20,500)

Ending Balance as of June 30, 2021 (unaudited)	$195,000

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the six months ended June 30, 2021 and June 30, 2020, advertising, marketing, and promotion expense was $3,329 and $1,794, respectively. For the three months ended June 30, 2021 and June 30, 2020, advertising, marketing, and promotion expense was $1,373 and $865, respectively.

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

Property and equipment as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021 (unaudited)	December 31, 2020
Website	$10,836	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	20,816	11,316
Less Accumulated Depreciation	(11,316)	(9,900)
Property and Equipment, net	$9,500	$1,416

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

(Unaudited)

Depreciation expense for the three months ended June 30, 2021 and 2020 totaled $40 and $40, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 totaled $80 and $80, respectively. During the six months ended June 30, 2021 the Company incurred $9,500 of capitalized costs towards the update of the website. During each the three and six months ended June 30, 2021, the Company recorded $1,336 of amortization on website development costs.

Intangible Assets

Intangible Assets as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021 (unaudited)	December 31, 2020
Trademarks	$2,836	$2,836
Total	$2,836	$2,836

There were no additions to Intangible Assets during the six months ended June 30, 2021.

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

As of June 30, 2021

(Unaudited)

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its subsidiary, Krypto Ventures Inc, formerly known as KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018 the Company sold an additional 40% in its subsidiary Krypto Ventures Inc, formerly known as KryptoBank Co. for $4,500. As of June 30, 2021, the non-controlling interest is 49% of the shares outstanding.

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

The following tables summarize warrants outstanding as of June 30, 2021 and the related changes during the periods are presented below.

Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2020	640,000	$1.00
Granted
Exercised	-	-
Expired	-	-

Balance at June 30, 2021 (unaudited)	640,000	$1.00

As of June 30, 2021 the warrants had no intrinsic value.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

(Unaudited)

Note 5 – Note Receivable

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which loan has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a fair value of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. For the three and six months ended June 30, 2021, the Company recorded $10,603 and $17,809 in accreted interest income, respectively. The remaining discount as of June 30, 2021 is $25,191. For the three and six months ended June 30, 2021, the Company recorded $2,942 and $4,931, respectively of interest income in relation to this note.

Note 6 – Related Party Transactions

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $60,000 and $60,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, $791,659 and $731,659, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expire on September 30, 2021 (See Note 8). The note is currently in default and has an accrued interest balance of $57,016.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $22,528.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For each three and six months ended June 30, 2021, the Company recorded $17 of amortization of debt discount. As of June 30, 2021 the remaining discount on the note is $6,974 and the Company has accrued interest of $35.

As of June 30, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,658,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $271,917 on the loans. $1,169,899 of these loans are in default as of June 30, 2021.

On July 27, 2016, the Company signed a sublease (the “Master Lease”) with an entity partially owned by a related party to sub-lease approximately 2200 square feet located at 1691 Michigan Ave, Miami Beach, Florida 33139, beginning August 1, 2016 and ending December 31, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, the Company was made aware that the Master Lease for the office space was in default. Consequently, the Company ceased payments. On or about March 31, 2017, the Company was served with an eviction notice as the Master Lease was still in default. The Company has partially settled the claim under the sublease and has $16,725 accrued on its books to cover any further claims. Beginning October 2020, the Company is leasing a virtual office with a new landlord: Spaces, paying only $99.75 per month. Rent expense for the six months ended June 30, 2021 and June 30, 2020 was $599 and $11,133, respectively. Rent expense for the three months ended June 30, 2021 and June 30, 2020 was $300 and $5,633, respectively.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

(Unaudited)

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of June 30, 2021, accrued interest on the note is $8,280. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount which has been fully amortized.

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

During April 2021, The Farkas Group, a related party, loaned the Company $82,000, unsecured for one year and one day at an interest rate of 8%.

During May 2021, The Farkas Group, a related party, loaned the Company $10,000, unsecured for one year and one day at an interest rate of 8%.

During June 2021, The Farkas Group, a related party, loaned the Company $52,000, unsecured for one year and one day at an interest rate of 8%.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

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

Note 8 – Convertible Notes and Notes Payable

Notes Payable

As of June 30, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,658,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $271,917 on the loans. $1,169,899 of these loans are in default as of June 30, 2021.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $22,528.

Krypto Ventures Inc, formerly known as KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the years ended December 31, 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of June 30, 2021 is $112,167. The Company has accrued interest of $37,524 as of June 30, 2021.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of June 30, 2021, accrued interest on the note is $8,280. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount which has been fully amortized.

On May 7, 2020, the Company (the “Borrower”) received a note payable in the amount of $34,500 from Wells Fargo Bank (the “Lender”) as part of the Paycheck Protection Program under the CARES Act. The interest rate is 1%. Payments shall be due and payable monthly in the amount of $1,463.85 commencing on September 2021. The note shall mature on May 3, 2022, at which time all unpaid principal, accrued interest, and any other unpaid amounts shall be due and payable in full. Unless otherwise agreed, all sums received from the borrower may be applied to interest, fees, principal, or any other amounts due to Lender in any order at Lender’s sole discretion. The Borrower may apply for the loan to be forgiven in whole or in part. As of June 30, 2021, the accrued interest on the note is $398. Furthermore, the Company applied for Loan Forgiveness. On August 13, 2021, the Company received notification that the loan along with accrued interest were fully forgiven (See Note 9).

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

During April 2021, The Farkas Group, a related party, loaned the Company $82,000, unsecured for one year and one day at an interest rate of 8%.

During May 2021, The Farkas Group, a related party, loaned the Company $10,000, unsecured for one year and one day at an interest rate of 8%.

During June 2021, The Farkas Group, a related party, loaned the Company $52,000, unsecured for one year and one day at an interest rate of 8%.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

(Unaudited)

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. On April 14, 2021 the Company paid the full balance of the note, for a total of $52,545 which included $27,545 of accrued interest.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of June 30, 2021, accrued interest on the note is $262,354. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the three and six months ended June 30, 2021, the Company amortized $2,836 and $5,671 of debt discount. During the three and six months ended June 30, 2020, the Company amortized $2,835 and $5,670 of debt discount. As of June 30, 2021, the remaining debt discount was $36,855.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $57,016 as of June 30, 2021.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For each three and six months ended June 30, 2021, the Company recorded $17 of amortization of debt discount. As of June 30, 2021 the remaining discount on the note is $6,974 and the Company has accrued interest of $35.

Note 9 – Subsequent Transactions

On July 9, 2021, Krypto Ventures, Inc. formerly known as KryptoBank Co. issued an unsecured promissory note in the amount of $25,000 to Lyons Capital LLC, a significant shareholder of Krypto Ventures, Inc. The note carries an interest rate of 12% per annum and is due on the earlier of July 8, 2022 or the date on which Krypto Ventures, Inc. raises at least $200,000 from investors.

On July 27, 2021 the shareholders of Krypto Ventures Inc, formerly known as KryptoBank Co., including the Company, agreed to change the name from KryptoBank Co. to Krypto Ventures Inc.

On July 29, 2021, the Company sold its minority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. to W Technologies Inc, an unrelated party, in exchange for 52,500,000 shares of common stock of W Technologies Inc.

On August 3, 2021 the Company applied for loan forgiveness for the $34,500 note received on May 7, 2020 from Wells Fargo Bank as part of the Paycheck Protection Program under the CARES Act. On August 13, 2021, the Company received notification that the loan, along with accrued interest were fully forgiven.

On August 4, 2021, The Farkas Group, a related party, loaned the Company $15,000, unsecured for one year and one day at an interest rate of 8%.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the three and six months ended June 30, 2021 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

The Company incorporated or formed six subsidiaries since 2016, Balance Labs, LLC, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co., and Krypto Ventures Inc, formerly known as KryptoBank Co. , a former subsidiary. Except for Krypto Ventures Inc, formerly known as KryptoBank Co. all of the subsidiaries are wholly owned by the company.

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of June 30, 2021, this investment has a value of $0 based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from Krypto Ventures Inc. On July 15, 2019, Krypto Ventures Inc, formerly known as KryptoBank Co. converted the $15,000 note into 150,000 shares of common stock at a price of $0.10 per share.

Krypto Ventures Inc, as part of its initial funding, borrowed an additional $95,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of June 30, 2021 is $112,167.

On June 15, 2021, Krypto Ventures Inc, a Delaware corporation (“Krypto Ventures”), entered into a share exchange agreement (the “Share Exchange Agreement”) with (i) W Technologies, Inc., a Delaware corporation (“W Tech”), (ii) each of the stockholders of Krypto Ventures (the “Krypto Ventures Stockholders”) and (iii) Aleksandr Rubin as the representative of the Krypto Ventures Stockholders (the “Stockholders’ Representative”).

The Closing of the Share Exchange Agreement occurred on July 29, 2021. Pursuant to the terms of the Share Exchange Agreement, W Tech acquired 102,500,000 shares of Krypto Ventures’ common stock, representing 100% of the issued and outstanding capital stock of Krypto Ventures, in exchange for the issuance to the Krypto Ventures Stockholders of 233,474,958 shares of the W Tech’s common stock (the “Exchange”). Immediately prior to the closing of the Share Exchange Agreement, the Company owned 52,500,000 shares of common stock of Krypto Ventures which it exchanged for 119,584,736 shares of common stock of W Tech. As a result of the Exchange, the Company now owns 46.1% of the issued and outstanding common stock of W Tech and the Company no longer owns any portion of Krypto Ventures Inc. outstanding common stock.

In connection with the transaction, the Company entered into a lockup agreement pursuant to which the Company agreed, among other things, that they will not sell or transfer (subject to certain customary exceptions) any shares of the W Tech’s Common Stock for a period of 12 months following the Closing, and also agreed not to (i) offer for sale, sell, pledge or otherwise dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future of) any shares of the W Tech’s Common Stock; (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of shares of the W Tech’s Common Stock, whether any such transaction is to be settled by delivery of shares of the W Tech’s Common Stock or other securities, in case or otherwise; or (iii) publicly disclose the intention to do any of the foregoing actions.

We believe that we can support our clients with our existing full-time staff, supplemented with part-time subcontracted professionals and service providers, as necessary. Between now and the end of 2021, we intend to formalize our relationships with these sub-contractors so that we can offer our clients turn-key business development products and services.

Our primary requirement for funding is for working capital in order to accommodate temporary imbalances between cash receipts and cash expenditures (see “Liquidity and Capital Resources”).

Results of Operations

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020.

Overview

We reported a net loss of $368,363 and $234,272 for the six months ended June 30, 2021 and 2020, respectively. An increase of $134,091, or 57%, primarily due to an increase in interest expense, and an unrealized loss in available for sale securities.

Revenues

For the six months ended June 30, 2021 and June 30, 2020, we generated $0 in revenue. This was due to the Company’s inability to market its services. The Company does not currently have any revenue producing clients.

General and Administrative Expenses

General and administrative expenses were $17,808 and $22,904 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $5,096 or 22% primarily due to a decrease in rent.

Professional Fees

Professional fees were $40,650 and $37,605 for the six months ended June 30, 2021 and 2020, respectively, an increase of 8% due to an increase in accounting fees.

Other Expense

Other expense for the six months ended June 30, 2021 and June 30, 2020 was $177,409 and $22,933, respectively, an increase of 674% which was attributable to an increase in borrowing from related parties, amortization of debt discount and unrealized loss from available for sale securities, offset by accreted interest income and interest income on note receivable.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the six months ended June 30, 2021 was $20,500. Unrealized gain on available for sale securities for the six months ended June 30, 2020 was $128,000. This represents a decrease of $148,500 or 116% attributable to a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the six months ended June 30, 2021 and June 30, 2020 was $53,148 and $49,235 respectively, an increase of 8% primarily due to a new investment made by the Company which incurred a loss during the period.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020.

Overview

We reported a net loss of $185,190 and net income of $5,632 for the three months ended June 30, 2021 and 2020, respectively. This represents a difference of $190,822, or 3,388%, primarily due to an increase in the unrealized loss of available for sale securities.

Revenues

For the three months ended June 30, 2021 and June 30, 2020, we generated $0 in revenue. This was due to the Company’s inability to market its services. The Company does not currently have any revenue producing clients.

General and Administrative Expenses

General and administrative expenses were $11,908 and $12,516 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $608 or 5% primarily due to a decrease in rent expense offset by an increase in office expenses.

Professional Fees

Professional fees were $15,620 and $16,105 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $485 or 3% due to slightly lower accounting fees for the quarter.

Other Income and Expense

Other expense for the three months ended June 30, 2021 was $89,557. Other income for the three months ended June 30, 2020 was $101,580. This represents a difference of 188% which was attributable to an unrealized loss from available for sale securities, offset by accreted interest income and interest income on note receivable.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the three months ended June 30, 2021 was $15,000. Unrealized gain on available for sale securities for the three months ended June 30, 2020 was $179,000. This represents a decrease of $194,000 or 108% attributable to a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the three months ended June 30, 2021 and June 30, 2020 was $32,142 and $26,231 respectively, an increase of $5,911 or 23% primarily due to a new investment made by the Company which incurred a loss during the period.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Cash	$109,579	$5,632
Working capital (deficiency)	$(3,745,705)	$(3,356,986)

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

As of June 30, 2021, the Company had a working capital deficiency of $3,745,705. The Company used cash in operations of $185,053. The Company has raised $442,500 in debt financing from related parties during the six months ended June 30, 2021. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2021 and June 30, 2020 in the amount of $185,053 and $120,006, respectively. This was primarily due to a net loss of $368,363 offset by an unrealized loss on the value of an investment by $20,500, change in accounts payable and accrued expenses by $40,290, net loss from equity method investee of $13,406 and accumulated losses on unconsolidated investees in excess of investment of $39,742.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 and June 30, 2020 was $128,500 and $17,500, respectively. During the six months ended June 30, 2021, cash used in investing activities was $119,000 as a note receivable to an unrelated party and improvements on the existing Krypto Ventures Inc, formerly known as KryptoBank website for $9,500. During the six months ended June 30, 2020, cash used in investing activities were for capital contributions to the joint venture and advances to a related party.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 and June 30, 2020 was $417,500 and $136,450, respectively. Cash provided by financing activities during the six months ended June 30, 2021 was $442,500 from related parties, an increase of $340,550 compared to the six months ended June 30, 2020. During the six months ended June 30, 2021 the Company also used $25,000 to fully pay an outstanding convertible note payable.

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

The Company anticipates the receipt of funding within such period, but there can be no assurance that it will occur. If the Company is unable to meet its internal revenue forecasts or obtain additional financing on a timely basis, it may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately it could be forced to discontinue the Company’s operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising   $250,000 from investors, whichever occurs first. The difference between the amount received and the face value was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature which was also recorded as a discount and is being amortized over the life of the note. As of June 30, 2021 the remaining discount on the note is $6,974 and the Company has accrued interest of $35.

The Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of June 30, 2021, accrued interest on the note is $8,280. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount which has been fully amortized.

On September 30, 2016, Balance Group loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. $57,016 in interest has been accrued as of June 30, 2021. The loan is in default as of June 30, 2021.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $22,528.

As of June 30, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,658,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $271,917 on the loans. $1,169,899 of these loans are in default as of June 30, 2021.

The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of June 30, 2021, accrued interest on the note is $8,280.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
4.1*	Convertible Promissory Note dated June 27, 2021
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

Date: August 16th, 2021	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

