Form 10-Q
period 2021-09-30
Balance Labs, Inc.
filed 2021-11-19
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 19, 2021, there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

Explanatory Note:

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, however, the registrant is not subject to such fling requirements and is making such filings on a voluntary basis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$222,319	$5,632
Prepaid expenses	-	25,000
Interest receivable	8,654	-
Note receivable – related party	25,000	-
Note receivable, net of discount of $14,470 and $0 as of September 30, 2021 and December 31, 2020	104,530	-
Total Current Assets	360,503	30,632

Property and equipment, net	-	1,416

Other Assets
Due from related party	25,143	20,000
Investment at fair value - related party	4,090,000	1,215,500
Investment at fair value	28,722	-
Trademark	-	2,836
Total Other Assets	4,143,865	1,238,336

Total Assets	$4,504,368	$1,270,384

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$923,680	$886,453
Accounts payable - related party	821,659	731,659
Short -term advances - related party	1,673,558	1,266,058
Convertible note payable	-	25,000
Convertible notes payable - related party, note of debt discount of $5,191 and $0, as of September 30, 2021 and December 31, 2020	168,001	120,000
Notes payable - related party - net of debt discount of $0 and $0 as of September 30, 2021 and December 31, 2020	106,850	106,850
Accumulated losses of unconsolidated investees in excess of investment	176,056	117,578
Note payable – current	-	134,020
Total Current Liabilities	3,869,804	3,387,618

Long Term Liabilities
Loans payable, net of current	-	12,647
Convertible note payable, net of debt discount of $34,020 and $42,525 as of September 30, 2021 and December 31, 2020	465,980	457,475
Total Long Term Liabilities	465,980	470,122

Total Liabilities	4,335,784	3,857,740

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,167	2,167
Additional paid-in capital	810,048	806,249
Accumulated deficit	(576,981)	(3,341,830)
Stockholders’ Equity (Deficit)	235,234	(2,533,414)

Non-controlling interest	(66,650)	(53,942)

Total Stockholders’ Equity (Deficit)	168,584	(2,587,356)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,504,368	$1,270,384

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues - related party	$200,000	$-	$200,000	$-

Costs and expenses
General and administrative expenses	7,386	6,584	25,194	29,488
Professional fees	28,579	18,105	69,229	55,710
Salaries and wages	33,851	31,718	106,347	122,548
General and administrative expenses - related party	30,000	30,000	90,000	90,000
Total operating expenses	99,816	86,407	290,770	297,746

Income (Loss) from operations	100,184	(86,407)	(90,770)	(297,746)

Other income (expense)
Unrealized gain (loss) on available for sale securities	3,090,000	(110,000)	3,069,500	18,000
Net loss allocated from equity method investee	(19,608)	(22,220)	(72,756)	(71,455)
Accreted interest income and interest income on note receivable	14,739	(52,267)	37,479	-
Interest expense (includes amortization of debt discount)	(58,477)	-	(184,978)	(153,965)
Impairment of an investment – Bang Holdings Corp.	(195,000)	-	(195,000)	-
Gain on forgiveness of PPP loan	34,759	-	34,759	-
Gain on deconsolidation of Krypto Ventures, Inc.	153,907	-	153,907	-
Total other income (expense) - net	3,020,320	(184,487)	2,842,911	(207,420)

Net Income (loss)	$3,120,504	$(270,894)	$2,752,141	$(505,166)

Net loss attributable to non controlling interest	$(8,204)	$(1,775)	$(12,708)	$(5,325)

Net Income (Loss) Income attributable to the Company	$3,128,708	$(269,119)	$2,764,849	$(499,841)

Net Income (Loss) per share - basic	$0.14	$(0.01)	$0.13	$(0.02)

Net Income (Loss) per share - diluted	$0.13	$(0.01)	$0.11	$(0.02)

Weighted average number of shares - basic	21,674,000	21,674,000	21,674,000	21,674,000

Weighted average number of shares - diluted	25,039,133	21,674,000	25,036,286	21,674,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Interest	Deficit	(Deficit)

Balance June 30, 2021 (Unaudited)	21,674,000	$2,167	$810,048	$(58,446)	$(3,705,689)	(2,951,920)

Net Income (loss)	-	-	-	(8,204)	3,128,708	3,120,504

Balance September 31, 2021 (Unaudited)	21,674,000	$2,167	$810,048	$(66,650)	$(576,981)	$168,584

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Deficit

Balance June 30, 2020 (Unaudited)	21,674,000	$2,167	$806,249	$(50,393)	$(3,930,309)	(3,172,286)

Net loss	-	-	-	(1,775)	(269,119)	(270,894)

Balance September 30, 2020 (Unaudited)	21,674,000	$2,167	$806,249	$(52,168)	$(4,199,428)	$(3,443,180)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Interest	Deficit	(Deficit)

Balance December 31, 2020	21,674,000	$2,167	$806,249	$(53,942)	$(3,341,830)	(2,587,356)

Beneficial conversion	-	-	3,799	-	-	3,799

Net Income (loss)	-	-	-	(12,708)	2,764,849	2,752,141

Balance September 30, 2021 (Unaudited)	21,674,000	$2,167	$810,048	$(66,650)	$(576,981)	$168,584

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Deficit

Balance December 31, 2019	21,674,000	$2,167	$806,249	$(46,843)	$(3,699,587)	(2,938,014)

Net loss	-	-	-	(5,325)	(499,841)	(505,166)

Balance September 30, 2020 (Unaudited)	21,674,000	$2,167	$806,249	$(52,168)	$(4,199,428)	$(3,443,180)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net Income (loss) - including non-controlling interest	$2,752,141	$(505,166)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	10,305	14,717
Amortization of expense on note receivable	(28,530)	-
Depreciation expense	80	120
Amortization of website development costs	1,336	-
Impairment of an investment – Bang Holdings Corp.	195,000	-
Net loss from equity method investment	14,278	71,455
Unrealized (gain) on available - for - sale securities	(3,069,500)	(18,000)
Gain on deconsolidation of subsidiary (Krypto Ventures, Inc.)	(153,907)	-
Gain on forgiveness of PPP loan	(34,500)	-
Changes in operating assets and liabilities
(Increase) decrease in
Interest receivable	(7,890)	-
Prepaids	25,000	(682)
Increase (decrease) in
Accounts payable and accrued expenses	93,716	173,797
Accounts payable and accrued expenses - related party	90,000	90,000
Accumulated losses on unconsolidated investees in excess of investment	58,478	-
Net cash used in operating activities	(53,993)	(173,759)

Investing activities
Notes receivable	(119,000)	-
Website development cost	(9,500)	-
Advance to a related party	(5,142)	(17,500)
Cash disposed in deconsolidation of subsidiary	(53,178)	-
Net cash used in investing activities	(186,820)	(17,500)

Financing activities
Payment of convertible note payable	(25,000)	-
Proceeds from issuance of note payable	-	34,500
Proceeds from issuance of note payable, related party	25,000	-
Proceeds from issuance of convertible note payable, related party, net	50,000	-
Proceeds from short term advances, related parties	407,500	152,950
Net cash provided by financing activities	457,500	187,450

Net decrease in cash	216,687	(3,809)

Cash and cash equivalents - beginning of period	5,632	9,184

Cash and cash equivalents - end of period	$222,319	$5,375

Supplemental disclosure of cash flow information
Cash paid for interest	$27,782	$3,508
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Investment at fair value received from issuance of note receivable	$43,000	$-
Beneficial conversion features on convertible notes payable - related party	$3,799	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of September 30, 2021 and the unaudited condensed consolidated results of its operations and cash flows for the nine months ended September 30, 2021. The unaudited condensed consolidated results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission on March 31, 2021.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $53,993 of cash in operating activities during the nine months ended September 30, 2021 and currently has $222,319 in cash as of September 30, 2021. Additionally, at September 30, 2021, the Company had an accumulated deficit of $576,981 and a working capital deficit of $3,509,301.

There is substantial doubt about the Company to continue as a going concern. The Company without additional sources of debt or equity capital would potentially need to cease operations. Management plans to raise additional capital within the next twelve months that is expected to sustain its operations for the next year. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. In addition, the Company expects to begin a marketing campaign to market and sell its services. There can be no assurance that such a plan will successful.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At September 30, 2021 and December 31, 2020, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

As of September 30, 2021

(Unaudited)

Joint Venture

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest in the following company:

	September 30,	December 31,
	2021	2020
(unaudited)
iGrow Systems Inc. (a)	$-	$-
Total	$-	$-

Balance Labs Inc., is a 43.15% owner of iGrow Systems Inc., as of September 30, 2021 and December 31, 2020 respectively.

The Company has a non-controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members.

Summary information on the joint venture at September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020
	(unaudited)
Total Assets	$4,497	$4,497
Total Liabilities	404,250	278,871
Shareholders’ Deficit	(399,753)	(274,374)

Income	-	-
Expenses	135,523	219,027
Net Loss	$(135,523)	$(219,027)

The Company’s portion of the net loss for the three and nine months ended September 30, 2021 was $18,736 and $58,478, which exceeded its investment in the joint venture by $176,056 as of September 30, 2021, which is recorded as accumulated losses of unconsolidated investees in excess of investment on the condensed consolidated balance sheets.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2021

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

The Company recognizes consulting income when the services are performed, which occurs at a point in time. Additionally, at the time services are performed, the Company has satisfied its single performance obligation .

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of September 30, 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2018, 2019, and 2020 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in Bang Holdings, Corp as available-for-sale securities, therefore, the unrealized gain on the available-for-sale securities has been recorded in other income on the condensed consolidated statements of operations.

The Company accounts for its investment in EZFill Holdings, Inc. as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized gain on the available-for-sale securities during the three and nine months ended September 30, 2021 and 200 has been recorded in Other Income on the Income Statement.

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

The Company holds two investments on its Balance Sheet as of September 30, 2021 and December 31, 2020.

During the three months ended September 30, 2021, our investment in Bang Holdings Corp., was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000.

On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our consolidated balance sheet using the equity method as of September 30, 2021 and December 31, 2020.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings, Inc, a related party, for past services, with each share valued at $1 each. At the time of acquiring these shares, EZFill Holdings, Inc. was not a publicly traded company.

On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by the U.S. Securities and Exchange Commission. As a result of becoming a publicly traded company, our investment is now recorded at fair value as available-for-sale securities on September 30, 2021, with the gains and losses being recorded through other income on the consolidated statements of operations for the three and nine months then ended.

On November 18, 2020, the Company executed a two (2) year, third-party consulting agreement for various corporate services. In connection with this agreement, and with the effectiveness of the Company’s Form S-1 registration statement, the Company was entitled to compensation as follows:

● 1,000,000 shares of common stock having a fair value of $1,000,000 ($1.00/share), each based on a recent cash price of the related party,

● $200,000,

● During the first year of the agreement, $25,000 per month, with the 1st payment due 30 days after the completion of the Company’s IPO,

● During the second year of the agreement, $22,500 per month; and

● On each anniversary of the agreement, 500,000 shares of common stock

Investments

The Company owned a majority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc. (“W Tech”), an unrelated party in a Share Exchange Agreement. As of September 30, 2021, the investment has a fair value of $0, due to the stock being illiquid, and it is recorded on our consolidated balance sheet using the equity method. During three and nine months ended September 30, 2021, the Company had no unrealized gain or losses from this investment. On November 17, 2021, W Tech repurchased all the shares owned by the Company and the Company no longer owns any portion of Krypto Ventures Inc.’s and W Tech’s outstanding shares of common stock (see Note 9).

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party (see Note 5). As of September 30, 2021, the investment has a fair value of $28,722, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During each three and nine months ended September 30, 2021 the Company recorded $872 and $14,278, respectively, of unrealized loss from this investment.

Deconsolidation of Subsidiary

In accordance with ASC Topic 810-10-40, a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time.

The Company owned a majority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc (“W Tech”), an unrelated party having a fair value of $0 due to the stock being illiquid. As a result, Krypto Ventures, Inc was deconsolidated. The Company recognized a gain on deconsolidation of $153,907 as follows:

Consideration
Shares of common stock 119,584,736 - W Technologies, Inc.	$-

Fair value of consideration received	$-

Recognized amounts of identifiable assets sold and liabilities assumed by W Tech:

Cash	$53,178
Trademark	2,835
Intangible assets – net	9,500
Total assets assigned to W Tech	65,513

Accounts payable and accrued expenses	56,489
Due to Balance Labs, Inc.	25,764
Due to Lyons Capital, LLC	25,000
Note payable	112,167
Total liabilities assumed by W Tech	219,420

Total net liabilities assumed by W Tech	153,907

Gain on deconsolidation of Krypto Ventures, Inc.	$153,907

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of September 30, 2021 and December 31, 2020, the carrying value of marketable securities was $4,090,000 and $1,215,500, respectively. The securities are included in the Investment at Fair Value – Related Party on the condensed consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by Securities and Exchange Commission. The Company has reclassified this investment from Level 3 to Level 1 asset on the fair value hierarchy because the investment is valued based on quoted market price using observable inputs.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our former 51% majority owned subsidiary Krypto Ventures Inc, formerly known as KryptoBank Co from December 28, 2017, which was deconsolidated on July 29, 2021; however, all results of operations for KryptoBank have been included through the date of deconsolidation. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant.

The Company has a non-controlling interest of 43.15% in iGrow Systems Inc., which is not included in this consolidation for the periods ended September 30, 2021 and 2020, respectively.

The Company has a non-controlling interest of 46.10% in W Technologies, which is not included in this consolidation for the periods ended September 30, 2021 and 2020, respectively.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of September 30, 2021

(Unaudited)

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 40,000 and 740,000 warrants and 3,358,644 and 3,169,038 shares from convertible notes payable for the nine months ended September 30, 2021, and 2020, respectively.

The table below details the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2021 and 2020:

	For the	For the
	three months ended	three months ended
	September 30, 2021	September 30, 2020
Net income (loss) attributable to common stockholder for the period	$3,128,708	$(269,119)

Weighted average number of shares outstanding	21,674,000	21,674,000

Basic earnings per share	$0.14	$(0.01)

The following tables are for the computation of diluted earnings per share:

	For the	For the
	three months	three months
	ended	ended
	September 30, 2021	September 30, 2020
Net income (loss) attributable to common stockholder for the period	$3,128,708	$(269,119)
Add: Interest attributable to convertible debt	17,236	-

Adjusted net income attributable to common stockholder for the period	$3,145,944	$(269,119)

Weighted average number of shares outstanding	21,674,000	21,674,000
Add: Shares issued upon conversion of debt	3,358,646	-
Weighted average number of common and common equivalent shares	25,032,646	21,674,000

Diluted earnings per share	$0.13	$(0.01)

	For the	For the
	nine months ended	nine months ended
	September 30, 2021	September 30, 2020
Net income (loss) attributable to common stockholder for the period	$2,764,849	$(499,841)

Weighted average number of shares outstanding	21,674,000	21,674,000

Basic earnings per share	$0.13	$(0.02)

The following tables are for the computation of diluted earnings per share:

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2021	September 30, 2020
Net income (loss) attributable to common stockholder for the period	$2,764,849	$(499,841)
Add: Interest attributable to convertible debt	48,017	-

Adjusted net income attributable to common stockholder for the period	$2,812,866	$(499,841)

Weighted average number of shares outstanding	21,674,000	21,674,000
Add: Shares issued upon conversion of debt	3,358,646	-
Weighted average number of common and common equivalent shares	25,032,646	21,674,000

Diluted earnings per share	$0.11	$(0.02)

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

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of September 30, 2021

(Unaudited)

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2021.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$4,090,000	$4,090,000	$-	$-
Total Assets measured at fair value	$4,090,000	$4,090,000	$-	$-

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2020.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$215,500	$-	$-	$215,500
Total Assets measured at fair value	$215,500	$-	$-	$215,500

The Company accounts for its investment in EzFill Holdings, Inc. (“EzFill”) as available-for-sale securities. As of September 30, 2021, the Company reclassified its EzFill investment of $4,090,000 of available-for-sale securities previously reported as Level 3 to Level 1 assets on the fair value hierarchy because the investment is valued based on quoted market price using observable inputs.

The Company accounts for its investment in Bang Holdings, Corp as available-for-sale securities as level 3 due to unobservable inputs in which little or no market data exists. The investment in Bang Holdings Corp. was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2021 and September 30, 2020, advertising, marketing, and promotion expense was $3,730 and $2,219, respectively. For the three months ended September 30, 2021 and September 30, 2020, advertising, marketing, and promotion expense was $401 and $425, respectively.

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

Property and equipment as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021 (unaudited)	December 31, 2020
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	(11,316)	(9,900)
Property and Equipment, net	$-	$1,416

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of September 30, 2021

(Unaudited)

Depreciation expense for the three months ended September 30, 2021, and 2020 totaled $0 and $40, respectively.

Depreciation expense for the nine months ended September 30, 2021, and 2020 totaled $80 and $120, respectively.

During the nine months ended September 30, 2021, the Company incurred $9,500 of capitalized costs towards the update of the website which was deconsolidated on July 29, 2021 (See Note 3).

During the three and nine months ended September 30, 2021, the Company recorded $1,336 of amortization on website development costs.

Intangible Assets

Intangible Assets as of September 30, 2021 and December 31, 2020 consisted of the following:

Type	September 30, 2021	December 31, 2020

Trademarks	$-	$2,836
Total – net	$-	$2,836

There were no additions to Intangible Assets during the nine months ended September 30, 2021.

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

As of September 30, 2021

(Unaudited)

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its former subsidiary, Krypto Ventures Inc, formerly known as KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018 the Company sold an additional 40% in its former subsidiary Krypto Ventures Inc, formerly known as KryptoBank Co. for $4,500. The Company owned a majority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc. (“W Tech”), an unrelated party in a Share Exchange Agreement. As a result, Krypto Ventures, Inc was deconsolidated and is no longer our subsidiary. On November 17, 2021, W Tech repurchased all the shares owned by the Company and the Company no longer owns any portion of Krypto Ventures Inc.’s and W Tech’s outstanding shares of common stock (see Note 9).

Warrants

During 2015, the Company issued 100,000 warrants as part of a convertible note offering. The fair value of the warrants was $19,965. The warrants expired December 23, 2020.

During 2016, Balance Group LLC loaned the Company $120,000. In addition to paying interest at 10%, the Company issued 600,000 warrants at an exercise price of $1.00 per share, which expired on September 30, 2021.

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

The following tables summarize warrants outstanding as of September 30, 2021 and the related changes during the periods are presented below.

Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2020	640,000	$1.00
Granted
Exercised	-	-
Expired	(600,000)	1.00

Balance at September 30, 2021 (unaudited)	40,000	$1.00

As of September 30, 2021 the warrants had no intrinsic value.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of September 30, 2021

(Unaudited)

Note 5 – Note Receivable

On June 29, 2021, Balance Labs Inc. made a loan to Krypto Ventures, Inc, formerly known as KryptoBank Co., a related party in the principal amount of $25,000 which loan has an interest rate of 12% per annum and a maturity date of June 28, 2022. For the three and nine months ended September 30, 2021, the Company recorded $757 and $765, respectively of interest income in relation to this note.

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

For the three and nine months ended September 30, 2021, the Company recorded $11,015 and $28,824 in accreted interest income, respectively. The remaining discount as of September 30, 2021 is $14,470. For the three and nine months ended September 30, 2021, the Company recorded $2,967 and $7,890, respectively of interest income in relation to this note.

Note 6 – Related Party Transactions

The Company’s CEO earns $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $90,000 and $90,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, $821,659 and $731,659, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 8). The note is currently in default and has an accrued interest balance of $60,033.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $25,081.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For each three and nine months ended September 30, 2021, the Company recorded $1,783 and $1,800, respectively, of amortization of debt discount. As of September 30, 2021 the remaining discount on the note is $5,191 and the Company has accrued interest of $1,644.

On July 9, 2021, Krypto Ventures, Inc. formerly known as KryptoBank Co. issued an unsecured promissory note in the amount of $25,000 to Lyons Capital LLC, a significant shareholder of Krypto Ventures, Inc. The note carries an interest rate of 12% and is due on the earlier of July 8, 2022, or the date on which Krypto Ventures, Inc. raises at least $200,000. As of July 29, 2021, the Company has accrued interest of $7,129. The note and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc. (See Notes 3 and 8).

On June 29, 2021, Balance Labs Inc. made a loan to Krypto Ventures, Inc, formerly known as KryptoBank Co., a related party in the principal amount of $25,000 which loan has an interest rate of 12% per annum and a maturity date of June 28, 2022. For the three and nine months ended September 30, 2021, the Company recorded $757 and $765, respectively of interest income in relation to this note.

As of September 30, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $311,994 on the loans, $1,220,899 of these loans are in default as of September 30, 2021.

Krypto Ventures Inc, formerly known as KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the years ended December 31, 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of July 29, 2021, is $112,167. The Company has accrued interest of $38,886 as of July 29, 2021 The notes and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc. (See Notes 3 and 8).

On July 27, 2016, the Company signed a sublease (the “Master Lease”) with an entity partially owned by a related party to sub-lease approximately 2200 square feet located at 1691 Michigan Ave, Miami Beach, Florida 33139, beginning August 1, 2016 and ending December 31, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, the Company was made aware that the Master Lease for the office space was in default. Consequently, the Company ceased payments. On or about March 31, 2017, the Company was served with an eviction notice as the Master Lease was still in default. The Company has partially settled the claim under the sublease and has $16,725 accrued on its books to cover any further claims. Beginning October 2020, the Company is leasing a virtual office with a new landlord: Spaces, paying only $99.75 per month. Rent expense for the nine months ended September 30, 2021 and September 30, 2020 was $898 and $13,009, respectively. Rent expense for the three months ended September 30, 2021 and September 30, 2020 was $299 and $1,876, respectively.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of September 30, 2021

(Unaudited)

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of September 30, 2021, accrued interest on the note is $12,427. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount which has been fully amortized.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings Inc., a related party, in exchange for consulting services provided in the past and as part of an agreement between both parties. The shares are valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. The investment is reflected on the consolidated balance sheet as an investment in a related party. On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by Securities and Exchange Commission. This investment is recorded at fair value as available-for-sale securities as of September 30, 2021 and using cost method as of December 31, 2020, with the gains and losses being recorded through other income on the consolidated income statement for the periods then ended.

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

During August 2021, The Farkas Group, a related party, loaned the Company $15,000, unsecured for one year and one day at an interest rate of 8%.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of September 30, 2021

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

Note 8 – Convertible Notes and Notes Payable

Notes Payable

As of September 30, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $311,994 on the loans. $1,220,899 of these loans are in default as of September 30, 2021.

On July 9, 2021, Krypto Ventures, Inc. formerly known as KryptoBank Co. issued an unsecured promissory note in the amount of $25,000 to Lyons Capital LLC, a significant shareholder of Krypto Ventures, Inc. The note carries an interest rate of 12% and is due on the earlier of July 8, 2022 or the date on which Krypto Ventures, Inc. raises at least $200,000. As of July 29, 2021, the Company has accrued interest of $7,129. The note and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc. (See Notes 3 and 6).

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $25,081.

Krypto Ventures Inc, formerly known as KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the years ended December 31, 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of July 29, 2021 is $112,167. The Company has accrued interest of $38,886 as of July 29, 2021. The notes and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc. (See Notes 3 and 6).

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of September 30, 2021, accrued interest on the note is $12,427. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount which has been fully amortized.

On May 7, 2020, the Company (the “Borrower”) received a note payable in the amount of $34,500 from Wells Fargo Bank (the “Lender”) as part of the Paycheck Protection Program under the CARES Act. The interest rate is 1%. Payments shall be due and payable monthly in the amount of $1,463.85 commencing on September 2021. The note shall mature on May 3, 2022, at which time all unpaid principal, accrued interest, and any other unpaid amounts shall be due and payable in full. Unless otherwise agreed, all sums received from the borrower may be applied to interest, fees, principal, or any other amounts due to Lender in any order at Lender’s sole discretion. The Borrower may apply for the loan to be forgiven in whole or in part. As of September 30, 2021, the accrued interest on the note is $259. Furthermore, the Company applied for Loan Forgiveness. On August 13, 2021, the Company received notification that the loan along with accrued interest were fully forgiven.

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

As of September 30, 2021

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

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of September 30, 2021, accrued interest on the note is $262,354. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the three and nine months ended September 30, 2021, the Company amortized $2,834 and $8,505 of debt discount. During the three and nine months ended September 30, 2020, the Company amortized $2,835 and $8,505 of debt discount. As of September 30, 2021, the remaining debt discount was $34,020.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $60,033 as of September 30, 2021.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For each three and nine months ended September 30, 2021, the Company recorded $1,783 and $1,800, respectively, of amortization of debt discount. As of September 30, 2021, the remaining discount on the note is $5,191 and the Company has accrued interest of $1,644.

Note 9 – Subsequent Events

On September 30, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $22,000 which has an interest rate of 10% per annum and a maturity date of September 30, 2022. The funds were sent on October 1, 2021.

As previously disclosed in Note 3, the Company owned a majority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc. (“W Tech”), an unrelated party in a Share Exchange Agreement. As a result, Krypto Ventures, Inc was deconsolidated and is no longer our subsidiary. On November 17, 2021, W Tech repurchased all the shares owned by the Company and the Company no longer owns any portion of Krypto Ventures Inc.’s and W Tech’s outstanding shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the three and nine months ended September 30, 2021 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

The Company incorporated or formed nine subsidiaries since 2016, Balance Labs, LLC, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co. Krypto Ventures Inc, formerly known as KryptoBank Co. , a former subsidiary. Except for Krypto Ventures Inc, formerly known as KryptoBank Co. all of the subsidiaries are wholly owned by the company. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc. (“W Tech”), an unrelated party in a Share Exchange Agreement. As a result, Krypto Ventures, Inc was deconsolidated and is no longer our subsidiary.

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of September 30, 2021, this investment has a value of $0 based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

iGrow Systems, Inc., as part of its initial funding borrowed $15,000 from Krypto Ventures Inc. On July 15, 2019, Krypto Ventures Inc, formerly known as KryptoBank Co. converted the $15,000 note into 150,000 shares of common stock at a price of $0.10 per share.

Krypto Ventures Inc, as part of its initial funding, borrowed an additional $95,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of July 29, 2021 is $112,167. The notes and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc.

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

The Closing of the Share Exchange Agreement occurred on July 29, 2021. Pursuant to the terms of the Share Exchange Agreement, W Tech acquired 102,500,000 shares of Krypto Ventures’ common stock, representing 100% of the issued and outstanding capital stock of Krypto Ventures, in exchange for the issuance to the Krypto Ventures Stockholders of 233,474,958 shares of the W Tech’s common stock (the “Exchange”). Immediately prior to the closing of the Share Exchange Agreement, the Company owned 52,500,000 shares of common stock of Krypto Ventures which it exchanged for 119,584,736 shares of common stock of W Tech. As a result of the Exchange, the Company owned 46.1% of the issued and outstanding common stock of W Tech. On November 17, 2021, W Tech repurchased all the shares owned by the Company and the Company no longer owned any portion of Krypto Ventures Inc.’s outstanding shares of common stock and the Company no longer owns any portion of Krypto Ventures Inc. outstanding common stock.

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

Results of Operations

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020.

Overview

We reported a net income of $2,752,141 and net loss of $505,166 for the nine months ended September 30, 2021 and 2020, respectively. This represents a difference of $3,257,307, or 645%, primarily due to an increase in the unrealized gain of available for sale securities.

Revenues – Related Party

For the nine months ended September 30, 2021 and September 30, 2020, we generated $200,000 and $0, respectively in revenue. The primary reason or the increase in revenue was due to consulting agreement with EZFill Holdings, Inc. in connection with the effectiveness of the S-1 Registration, the Company received a one-time payment of $200,000 for consulting services from a related party.

General and Administrative Expenses

General and administrative expenses were $25,194 and $29,488 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $4,294 or 15% primarily due to a decrease in rent.

Professional Fees

Professional fees were $69,229 and $55,710 for the nine months ended September 30, 2021 and 2020, respectively, an increase of 24% due to an increase in accounting fees.

Other Income and Expense

Other income for the nine months ended September 30, 2021 was $2,842,911. Other expense for the nine months ended September 30, 2020 was $207,420. This represents a difference of 1,471% which was attributable to an increase in borrowing from related parties, amortization of debt discount and unrealized gain from available for sale securities, offset by accreted interest income and interest income on note receivable and gain on deconsolidation of Krypto Ventures, Inc. and gain on forgiveness of Paychex Protection Loan as described below. In addition, during the nine months ended September 30, 2021, our investment in Bang Holdings Corp., was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000.

Gain on Forgiveness of PPP Loan

On August 13, 2021, the Paycheck Protection Program (“PPP”) loan was 100% forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $34,759.

Gain on Deconsolidation

On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc., an unrelated party having a fair value of $0 due to the stock being illiquid. As a result, Krypto Ventures, Inc was deconsolidated and recognized a gain on deconsolidation of $153,907.

Unrealized gain or loss on available for sale securities

Unrealized gain on available for sale securities for the nine months ended September 30, 2021 was $3,069,500. Unrealized gain on available for sale securities for the nine months ended September 30, 2020 was $18,000. This represents an increase of $3,051,500 or 16,953% attributable to an investment in W Technologies, Inc. and a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the nine months ended September 30, 2021 and September 30, 2020 was $72,756 and $71,455 respectively, an increase of 2% primarily due to a new investment made by the Company which incurred a loss during the period.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020.

Overview

We reported a net income of $3,120,504 and net loss of $270,894 for the three months ended September 30, 2021 and 2020, respectively. This represents a difference of $3,391,398, or 1,252%, primarily due to an increase in the unrealized gain of available for sale securities.

Revenues – Related Party

For the three months ended September 30, 2021 and September 30, 2020, we generated $200,000 and $0, respectively in revenue. The primary reason or the increase in revenue was due to consulting agreement with EZFill Holdings, Inc. in connection with the effectiveness of the S-1 Registration, the Company received a one-time payment of $200,000 for consulting services from a related party.

General and Administrative Expenses

General and administrative expenses were $7,386 and $6,584 for the three months ended September 30, 2021 and 2020, respectively, an increase of $802 or 12% primarily due to a decrease in rent expense offset by an increase in office expenses.

Professional Fees

Professional fees were $28,579 and $18,105 for the three months ended September 30, 2021 and 2020, respectively, an increase of $10,474 or 58% due to increase in accounting fees for the quarter.

Other Income and Expense

Other income for the three months ended September 30, 2021 was $3,020,320. Other expense for the three months ended September 30, 2020 was $184,487. This represents a difference of 1,737% which was attributable to an unrealized gain from available for sale securities, offset by accreted interest income, interest income on note receivable and gain on deconsolidation of Krypto Ventures, Inc. and gain on forgiveness of Paychex Protection Loan as described below. During the three months ended September 30, 2021, our investment in Bang Holdings Corp., was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000.

Gain on Forgiveness of PPP Loan

On August 13, 2021, the Paycheck Protection Program (“PPP”) loan was 100% forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $34,759.

Gain on Deconsolidation

On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc., an unrelated party having a fair value of $0 due to the stock being illiquid. As a result, Krypto Ventures, Inc was deconsolidated and recognized a gain on deconsolidation of $153,907.

Unrealized gain or loss on available for sale securities

Unrealized gain on available for sale securities for the three months ended September 30, 2021 was $3,090,000. Unrealized loss on available for sale securities for the three months ended September 30, 2020 was $110,000. This represents an increase of $3,200,000 or 2,909% attributable to an investment in W Technologies, Inc. and a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the three months ended September 30, 2021 and September 30, 2020 was $19,608 and $22,220 respectively, an decrease of $2,612 or 12% primarily due to a new investment made by the Company which incurred a loss during the period.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Cash	$222,319	$5,632
Working capital (deficiency)	$(3,509,301)	$(3,356,986)

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

As of September 30, 2021, the Company had a working capital deficiency of $3,509,301. The Company used cash in operations of $53,993. The Company has raised $407,500 in debt financing from related parties, $25,000 issuance of note payable – related party, and $50,000 issuance of convertible note payable – related party, during the nine months ended September 30, 2021. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2021 and September 30, 2020 in the amount of $53,993 and $173,759, respectively. This was primarily due to a net income of $2,752,141 offset by an unrealized gain on the value of an investment by $3,069,500, gain on deconsolidation of Krypto Ventures, Inc. of $153,907, gain on forgiveness of PPP loan of $34,500, impairment of investment in Bang Holdings, Corp of $195,000, change in accounts payable and accrued expenses by $93,716, net loss from equity method investee of $14,278 and accumulated losses on unconsolidated investees in excess of investment of $58,478

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 and September 30, 2020 was $186,820 and $17,500, respectively. During the nine months ended September 30, 2021, cash used in investing activities was $119,000 as a note receivable to an unrelated party, advances to related party of $5,142, improvements on the existing Krypto Ventures Inc, formerly known as KryptoBank website for $9,500 and cash disposed in deconsolidation of subsidiary of $53,718. During the nine months ended September 30, 2020, cash used in investing activities were for capital contributions to the joint venture and advances to a related party.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 and September 30, 2020 was $457,500 and $187,450, respectively. Cash provided by financing activities during the nine months ended September 30, 2021, was $482,500 from related parties, an increase of $329,550 compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company also used $25,000 to fully pay an outstanding convertible note payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature which was also recorded as a discount and is being amortized over the life of the note. As of September 30, 2021 the remaining discount on the note is $5,191 and the Company has accrued interest of $1,644

The Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of September 30, 2021, accrued interest on the note is $12,427. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount which has been fully amortized.

On September 30, 2016, Balance Group loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. $60,033 in interest has been accrued as of September 30, 2021. The loan is in default as of September 30, 2021.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $25,081.

As of September 30, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $311,994 on the loans, $1,220,899 of these loans are in default as of September 30, 2021.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
4.1*	Convertible Promissory Note dated June 27, 2021
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

Date: November 19, 2021	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

