Form 10-K
period 2021-12-31
Balance Labs, Inc.
filed 2022-03-31
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (2,850,578 shares) computed by reference to the price at which the common equity was last sold, ($0.75) as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021 $2,137,933.50.

As of March 31, 2022, the number of shares of common stock of the registrant outstanding is 21,674,000, par value $0.0001 per share.

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

Employees

We presently have no other employees other than our President, CEO and CFO, Michael Farkas, Secretary, Carmen Villegas, and General Counsel, Yechiel Baron. Over time, we may hire employees and/or engage additional independent contractors in order to execute our projects. These decisions will be made by our officers if and when appropriate.

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

Where You Can Find Us

The Company’s principal executive office and mailing address is 407 Lincoln Road, Suite 701, Miami Beach, FL. Our telephone number is (305) 907-7600.

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

COMPLETE CONTROL OVER THE COMPANY

Our majority shareholder, Balance Holdings, LLC, which our Chairman of the Board, Michael D. Farkas has investing and dispositive power of, beneficially own approximately 59.9% of our common stock. Mr. Farkas also has investing and dispositive power of Shilo Holding Group LLC, which own approximately 5.08%  of our common stock. Therefore, Mr. Farkas is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he also has significant control over our management and policies. The directors elected thereof will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest.

DEPENDENCE ON KEY PERSONNEL

We will be dependent on services from our management team, including Chairman of the Board, CEO and CFO, Michael D. Farkas and Secretary Carmen Villegas. The loss of our officers and/or key employees could have a material adverse effect on the operations and prospects of the Company. Our management is expected to handle all marketing and sales efforts and manage the operations. Their responsibilities include formalizing business arrangements with third party service providers, directing the development of the Company website and other online communication tools, and formulating marketing materials to be used during presentations and meetings. At this time, we do not have an employment agreement with Ms. Villegas, though the Company may enter into such an agreement with her on terms and conditions usual and customary for its industry. The Company does have an employment agreement with Mr. Farkas. The Company does not currently have “key man” life insurance on Ms. Villegas, or Mr. Farkas.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMONG STOCK MAY BE ADVERSELY AFFECTED.

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s mailing address is 407 Lincoln Road, Suite 701, Miami Beach, FL. Our telephone number is (305) 907-7600.

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

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2020:
Fiscal Quarter Ended March 31, 2020	$0.75	$0.75
Fiscal Quarter Ended June 30, 2020	$0.75	$0.75
Fiscal Quarter Ended September 30, 2020	$0.75	$0.30
Fiscal Quarter Ended December 31, 2020	$1.00	$0.30

Fiscal Year Ended December 31, 2021:
Fiscal Quarter Ended March 31, 2021	$1.25	$0.75
Fiscal Quarter Ended June 30, 2021	$1.25	$0.51
Fiscal Quarter Ended September 30, 2021	$1.00	$1.00
Fiscal Quarter Ended December 31, 2021	$0.72	$0.72

Holders

As of March 31, 2022, we had approximately 52  holders of our common stock.

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

Recent Sales of Unregistered Securities:

On June 27, 2021, the Company received $50,000 from its CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature which was also recorded as a discount and is being amortized over the life of the note. As of December 31, 2021 the remaining discount on the note is $3,428 and the Company has accrued interest of $3,253.

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

Although we’ve only worked with three clients since inception, our goal is to add and service a minimum of two to three new clients between now and the end of 2022. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for an on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

The Company incorporated or formed nine subsidiaries since 2016, Balance Labs, LLC, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co. Krypto Ventures Inc, formerly known as KryptoBank Co. , a former subsidiary. Except for Krypto Ventures Inc, formerly known as KryptoBank Co. all of the subsidiaries are wholly owned by the company. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies Inc.), an unrelated party in a Share Exchange Agreement. As a result, Krypto Ventures, Inc was deconsolidated and is no longer our subsidiary.

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of December 31, 2021, this investment has no value based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

Krypto Ventures Inc, as part of its initial funding, borrowed $95,000 from its shareholders during the year ended December 31, 2018. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of July 29, 2021 is $112,167. The notes and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc.

On June 15, 2021, Krypto Ventures Inc, a Delaware corporation (“Krypto Ventures”), entered into a share exchange agreement (the “Share Exchange Agreement”) with (i) Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies Inc.), a Delaware corporation, (ii) each of the stockholders of Krypto Ventures (the “Krypto Ventures Stockholders”) and (iii) Aleksandr Rubin as the representative of the Krypto Ventures Stockholders (the “Stockholders’ Representative”).

The Closing of the Share Exchange Agreement occurred on July 29, 2021. Pursuant to the terms of the Share Exchange Agreement, Descrypto acquired 102,500,000 shares of Krypto Ventures’ common stock, representing 100% of the issued and outstanding capital stock of Krypto Ventures, in exchange for the issuance to the Krypto Ventures Stockholders of 233,474,958 shares of Descrypto’s common stock (the “Exchange”). Immediately prior to the closing of the Share Exchange Agreement, the Company owned 52,500,000 shares of common stock of Krypto Ventures which it exchanged for 119,584,736 shares of common stock of Descrypto. As a result of the Exchange, the Company owned 46.1% of the issued and outstanding common stock of Descrypto.

On November 18, 2021, the Company entered into a redemption agreement (the “November Redemption Agreement”) pursuant to which the Company agreed to sell, and Descrypto agreed to purchase, an aggregate of 83,709,315 shares of Descrypto’s Common Stock owned by the Company for total proceeds of $84. Following the November Redemption Agreement, the Company owned 35,875,421 shares of Descrypto.’s Common Stock.

On February 18, 2022, the Company entered into a redemption agreement (the “February Redemption Agreement”) pursuant to which the Company agreed to sell, and Descrypto agreed to purchase, an aggregate of 28,700,337 shares of Descrypto.’s Common Stock owned by the Company for total proceeds of $287. Following the February Redemption Agreement, the Company owned 7,175,084 shares of Descrypto’s Common Stock.

In connection with the transaction, the Company entered into a lockup agreement pursuant to which the Company agreed, among other things, that they will not sell or transfer (subject to certain customary exceptions) any shares of Descrypto.’s Common Stock for a period of 12 months following the Closing on July 29, 2021, and also agreed not to (i) offer for sale, sell, pledge or otherwise dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future of) any shares of Descrypto’s Common Stock; (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of shares of Descrypto’s Common Stock, whether any such transaction is to be settled by delivery of shares of Descrypto’s Common Stock or other securities, in case or otherwise; or (iii) publicly disclose the intention to do any of the foregoing actions.

We believe that we can support our clients with our existing full-time staff, supplemented with part-time sub-contracted professionals and service providers, as necessary. Between now and the end of 2022, we intend to formalize our relationships with these subcontractors so that we can offer our clients turn-key business development products and services.

Our primary requirement for funding is for working capital in order to accommodate temporary negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

For the years ended December 31, 2021 and December 31, 2020.

Overview

We reported a net loss attributable to the Company of $796,696 and a net income attributable to the Company of $357,757 for the years ended December 31, 2021 and 2020, respectively, a difference of $(1,154,453) or 322.69%, primarily due to an increase in the unrealized loss on available for sale securities and a decrease in consulting income from a related party in the form of stock and cash.

Revenues – Related Party

For the years ended December 31, 2021 and December 31, 2020, we generated $624,590 and $1,000,000, respectively in revenue. The primary reason for the decrease in revenue was due to consulting agreement with EZFill Holdings, Inc. in connection with the effectiveness of the S-1 Registration, the Company received a one-time payment and monthly payments totaling $624,590 for consulting services from a related party in the form of stock and cash.

General and Administrative Expenses

General and administrative expenses were $29,963 and $36,909 for the years ended December 31, 2021 and 2020, respectively, a decrease of $6,946 or 18.82% primarily due to a decrease in rent.

Professional Fees

Professional fees were $104,729 and $73,440 for the years ended December 31, 2021 and 2020, respectively, an increase of 42.60% due to an increase in accounting fees.

Salaries and Wages

Wages were $145,472 and $157,145 for the years ended December 31, 2021 and 2020, respectively, an decrease of 7.43% due to a decrease in salaries expense.

Other Income and Expense

Other expenses for the year ended December 31, 2021 was $1,033,830. Other expense for the year ended December 31, 2020 was $261,848. This represents a difference of 294.82% which was attributable to an increase in interest expense attributable to an increase in borrowing from related parties, amortization of debt discount and unrealized loss from available for sale securities, offset by accreted interest income and interest income on note receivable and gain on deconsolidation of Krypto Ventures, Inc. and gain on forgiveness of Paychex Protection Loan as described below. In addition, during the year ended December 31, 2021, our investment in Bang Holdings Corp., was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000.

Gain on Forgiveness of PPP Loan

On August 13, 2021, the Paycheck Protection Program (“PPP”) loan was 100% forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan and accrued interest in the amount of $34,759.

Gain on Deconsolidation

On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies Inc.), an unrelated party having a fair value of $0 due to the stock being illiquid. As a result, Krypto Ventures, Inc was deconsolidated and recognized a gain on deconsolidation of $153,907.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the year ended December 31, 2021, was $822,533. Unrealized gain on available for sale securities for the year ended December 31, 2020, was $38,500. This represents a decrease of $861,033 or 2,236.45% attributable to an investment in EZFill Holdings, Inc. a reverse stock split, and a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investee

Net loss allocated from Equity Method Investee for the year ended December 31, 2021 and December 31, 2020 was $13,591 and $94,510 respectively, a decrease of 85.62% primarily due to investments made by the Company which incurred losses during the year.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following.

	December 31, 2021	December 31, 2020

Cash	$227,558	$5,632
Working capital (deficiency)	$(3,513,015)	$(3,356,986)

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

As of December 31, 2021, the Company had a working capital deficiency of $3,513,015. The Company used cash in operations of $56,896. The Company has raised $482,500 in debt financing from related parties during the year ended December 31, 2021. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next year ended.

From January 1, 2021 to December 31, 2021, entities controlled by the CEO made short term advances to the Company of $407,500.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the year ended December 31, 2021 and December 31, 2020 in the amount of $56,896 and $218,002, respectively. This was primarily due to a net loss of $809,404, gain on deconsolidation of Krypto Ventures, Inc. of $153,907, gain on forgiveness of PPP loan and accrued interest of $34,759 and investment received in exchange of consulting services of $352,090 offset by an impairment of investment in Bang Holdings, Corp of $195,000, an unrealized loss on the value of an investment by $822,533, change in accounts payable and accrued expenses by $180,324 and change in accounts payable and accrued expenses - related party by $120,000.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 and December 31, 2020 was $203,678 and $17,500, respectively. During the year ended December 31, 2021, cash used in investing activities was $144,000 as a note receivable to an unrelated party, improvements on the existing Krypto Ventures Inc, formerly known as KryptoBank website for $9,500 and cash disposed in deconsolidation of subsidiary of $53,718. During the year ended December 31, 2020, cash used in investing activities were advances to a related party.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 and December 31, 2020 was $482,500 and $231,950, respectively. Cash provided by financing activities during the year ended December 31, 2021, was $482,500 from related parties, an increase of $285,050 compared to the year ended December 31, 2020.

Our auditors have issued a going concern opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2021. The consolidated financial statements in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, these conditions raise substantial doubt from our independent auditor about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Balance Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Balance Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Revenues received from related party in exchange for services

As described in Note 3 to the consolidated financial statements, the Company received investment securities in the form of shares as well as cash payment from a related party in exchange for past and current consulting services provided to a related party. The Company recognized the revenues from related party during the year ended December 31, 2021.

Evaluating the identification of related party transaction and auditing the revenue recognized in the form of shares is highly judgmental as it involves a high degree of auditor judgment and subjectivity due to the management’s assessment and methodologies used in the valuation and the significant assumptions used by the Company.

To test the proper revenue recognition and identification of related party transaction, we performed audit procedures that included, among others, performing substantive testing on the existence of customer arrangements, inquiring of management to gain an understanding of the nature and scope of the related consulting service, reading public filings of the related party and evaluating the sufficiency of audit evidence obtained by assessing the results of procedures performed over the identification of related party transactions. To test the proper valuation of the investment securities, we performed audit procedures that included, among others, not limited to, evaluating the methodologies used in the valuation and the significant assumptions used by the Company.

Valuation and impairment of investment

As described in Note 3 to the consolidated financial statements, the Company recorded the investments, at fair value, categorized as Level 1 through Level 3 within the fair value hierarchy. The fair value of these investments is determined by management using the valuation techniques and significant observable and unobservable inputs depending on the fair value hierarchy. The Company also recorded impairment of investment during the year ended December 31, 2021 due to the change in the investment securities.

Auditing the fair value of the Company’s investments within the fair value hierarchy involved a high degree of auditor judgment and subjectivity due to the management’s assessments of significant observable and unobservable inputs depending on the fair value hierarchy and methodologies used in the valuation and the significant assumptions and used by the Company.

To test the proper valuation and impairment of the investment, we performed audit procedures that included, among others, not limited to, evaluating the methodologies used in the valuation and the significant assumptions and inputs used by the Company.

Deconsolidation of Subsidiary

As described in Note 3 to the consolidated financial statements, the Company deconsolidated one of its subsidiaries upon entering into a share exchange agreement. The difference between the carrying value of the assets and liabilities of the subsidiary that were deconsolidated resulted in a gain from deconsolidation. The Company received shares of common stock in the publicly traded entity from the share exchange agreement.

Auditing the fair value of the Company’s carrying value of assets and liabilities at the date of deconsolidation involved a high degree of auditor judgment specifically on the management’s assessments on valuation of the shares received from the share exchange agreement and the carrying value of the subsidiary’s assets and liabilities.

To test the accounting for the deconsolidation of the subsidiary, we performed audit procedures that included, among others, obtaining and evaluating the share exchange agreement and other information that corroborated management’s assessment of the carrying value of the subsidiary’s assets and liabilities. We then compared them to our assessments.

To test the valuation of the shares received from the share exchange agreement, we performed audit procedures that included, among others, inquiring of management to gain an understanding of the nature and scope of the share exchange agreement, reading the filing of the publicly traded entity the Company entered into the share exchange with, and evaluating the methodologies used in the valuation, and the significant assumptions and inputs used by the Company.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2015.

PCAOB  ID: 287

Boynton Beach, Florida

March 31, 2022

Balance Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020

Assets

Current Assets
Cash and cash equivalents	$227,558	$5,632
Accounts receivable	22,500	-
Prepaid expenses	-	25,000
Interest receivable	12,932	-
Note receivable, net of discount of $3,308 and $0 as of December 31, 2021 and December 31, 2020	162,692	-
Total Current Assets	425,682	30,632

Property and equipment, net	-	1,416

Other Assets
Due from related party	20,000	20,000
Investment at fair value - related party	550,057	1,215,500
Investment	18,812	-
Trademark	-	2,836
Total Other Assets	588,869	1,238,336

Total Assets	$1,014,551	$1,270,384

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,010,028	$886,453
Accounts payable - related party	851,659	731,659
Short -term advances - related party	1,673,558	1,266,058
Convertible note payable	25,000	25,000
Convertible notes payable - related party, note of debt discount of $3,428 and $0, as of December 31, 2021 and December 31, 2020	169,764	120,000
Notes payable - related party - net of debt discount of $0 and $0 as of December 31, 2021 and December 31, 2020	106,850	106,850
Accumulated losses of unconsolidated investees in excess of investment	101,838	117,578
Note payable - current	-	134,020
Total Current Liabilities	3,938,697	3,387,618

Long Term Liabilities
Notes payable, net of current	-	12,647
Convertible note payable, net of debt discount of $31,185 and $42,525 as of December 31, 2021 and December 31, 2020	468,815	457,475
Total Long Term Liabilities	468,815	470,122

Total Liabilities	4,407,512	3,857,740

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2,167	2,167
Additional paid-in capital	810,048	806,249
Accumulated deficit	(4,138,526)	(3,341,830)
Stockholders’ Deficit	(3,326,311)	(2,533,414)

Non-controlling interest	(66,650)	(53,942)

Total Stockholders’ Deficit	(3,392,961)	(2,587,356)

Total Liabilities and Stockholders’ Deficit	$1,014,551	$1,270,384

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statement of Operations

	For the Years Ended December 31,
	2021	2020

Revenues - related party	$624,590	$1,000,000

Costs and expenses
General and administrative expenses	29,963	36,909
Professional fees	104,729	73,440
Salaries and wages	145,472	157,145
General and administrative expenses - related party	120,000	120,000
Total operating expenses	400,164	387,494

Income from operations	224,426	612,506

Other income (expense)
Unrealized gain (loss) on available for sale securities	(822,533)	38,500
Net loss allocated from equity method investee	(13,591)	(94,510)
Accreted interest income and interest income on note receivable	52,919	-
Interest expense (includes amortization of debt discount)	(244,291)	(205,838)
Impairment of an investment - Bang Holdings Corp.	(195,000)	-
Gain on forgiveness of PPP loan	34,759	-
Gain on deconsolidation of Krypto Ventures, Inc.	153,907	-
Total other expense	(1,033,830)	(261,848)

Net (Loss) Income	$(809,404)	$350,658

Net loss attributable to non controlling interest	$(12,708)	$(7,099)

Net (Loss) Income attributable to the Company	$(796,696)	$357,757

Net (Loss) Income per share - basic	$(0.04)	$0.02

Net (Loss) Income per share - diluted	$(0.04)	$0.02

Weighted average number of shares - basic	21,674,000	21,674,000

Weighted average number of shares - diluted	21,674,000	24,918,743

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2021	2020
Operating activities
Net (Loss) Income - including non-controlling interest	$(809,404)	$350,658
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	14,903	17,552
Accreted interest income on note receivable	(39,692)	-
Depreciation expense	80	160
Amortization of website development costs	1,336	-
Impairment of an investment - Bang Holdings Corp.	195,000	-
Net loss from equity method investment	24,188
Investment received in exchange for consulting services	(352,090)	(1,000,000)
Unrealized loss(gain) on available - for - sale securities	822,533	(38,500)
Gain on deconsolidation of subsidiary (Krypto Ventures, Inc.)	(153,907)	-
Gain on forgiveness of PPP loan and accrued interest	(34,759)	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(22,500)	-
Interest receivable	(12,168)	-
Prepaids	25,000	4,325
Increase (decrease) in
Accounts payable and accrued expenses	180,324	233,293
Accounts payable and accrued expenses - related party	120,000	120,000
Accumulated (income) losses on unconsolidated investees in excess of investment	(15,740)	94,510
Net cash used in operating activities	(56,896)	(218,002)

Investing activities
Notes receivable	(141,000)	-
Website development cost	(9,500)	-
Advance to a related party	-	(17,500)
Cash disposed in deconsolidation of subsidiary	(53,178)	-
Net cash used in investing activities	(203,678)	(17,500)

Financing activities
Proceeds from issuance of note payable	-	34,500
Proceeds from issuance of note payable, related party, net	25,000	-
Proceeds from issuance of convertible note payable, related party, net	50,000	-
Proceeds from short term advances, related parties	407,500	197,450
Net cash provided by financing activities	482,500	231,950

Net increase (decrease) in cash	221,926	(3,552)

Cash and cash equivalents - beginning of year	5,632	9,184

Cash and cash equivalents - end of year	$227,558	$5,632

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$3,508
Cash paid for income tax	$900	$-

Supplemental disclosure of non-cash investing and financing activities

Investment at fair value received from issuance of note receivable	$43,000	$-
Beneficial conversion features on convertible notes payable - related party	$3,799	$-

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Deficit

December 31, 2020	21,674,000	$2,167	$806,249	$(46,843)	$(3,699,587)	(2,938,014)

Net (loss) Income	-	-	-	(7,099)	357,757	350,658

December 31, 2020	21,674,000	$2,167	$806,249	$(53,942)	$(3,341,830)	(2,587,356)

Beneficial conversion	-	-	3,799	-	-	3,799

Net loss	-	-	-	(12,708)	(796,696)	(809,404)

December 31, 2021	21,674,000	$2,167	$810,048	$(66,650)	$(4,138,526)	$(3,392,961)

The accompanying notes are an integral part of the consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021 and 2020

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

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $56,896 of cash in operating activities during the year ended December 31, 2021 and currently has $227,558 in cash as of December 31, 2021. Additionally, at December 31, 2021, the Company had an accumulated deficit of $4,138,526 and a working capital deficit of $3,513,015.

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

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At December 31, 2021 and December 31, 2020, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

Joint Venture

The Company uses the equity method to account for their financial interest in the following company:

	December 31,	December 31,
	2021	2020

iGrow Systems Inc. (a)	$-	$-
Total	$-	$-

The Company is a 43.15% owner of iGrow Systems Inc., as of December 31, 2021 and December 31, 2020 respectively.

The Company has a non-controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members.

Summary information on the joint venture at December 31, 2021 and December 31, 2020 is as follows:

	December 31,	December 31,
	2021	2020

Total Assets	$-	$4,497
Total Liabilities	239,671	278,871
Shareholders’ Deficit	(239,671)	(274,374)

Income	-	-
Expenses	(29,559)	219,027
Net Income (Loss)	$29,559	$(219,027)

The Company’s portion of the net income for the year ended December 31, 2021 was $10,597 and the contributed capital of $5,143 to iGrow Systems, Inc. by the Company, which exceeded its investment in the joint venture by $101,838 as of December 31, 2021, which is recorded as accumulated losses of unconsolidated investees in excess of investment on the consolidated balance sheets.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2018, 2019, and 2020 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in Bang Holdings, Corp as available-for-sale securities, therefore, the unrealized (gain) loss on the available-for-sale securities has been recorded in other income (expenses) on the consolidated statements of operations.

The Company accounts for its investment in EZFill Holdings, Inc. as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized (gain) loss on the available-for-sale securities during the years ended December 31, 2021 and 2020, has been recorded in Other Income (Expense) on the consolidated statement of operations.

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

The Company holds two investments on its consolidated Balance Sheet as of December 31, 2021 and December 31, 2020.

During the years ended December 31, 2021, our investment in Bang Holdings Corp., was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000.

On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our consolidated balance sheet using the equity method as of December 31, 2021 and December 31, 2020.

On November 18, 2020, the Company executed a two (2) year, consulting agreement for various corporate services with EZFill Holdings, Inc., a related party. In connection with this agreement, and with the effectiveness of the Company’s Form S-1 registration statement, the Company was entitled to compensation as follows:

● 1,000,000 shares of common stock for past services provided through the effective date of consulting agreement,

● $200,000, upon completion of IP which was completed on September 14, 2021,

● During the first year of the agreement, $25,000 per month, with the 1st payment due 30 days after the completion of the Company’s IPO,

● During the second year of the agreement, $22,500 per month; and

● On each anniversary of the agreement, 500,000 shares of common stock.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings, Inc, a related party, for past services, with each share valued at $1 each based on a recent cash price of the related party. At the time of receiving these shares, EZFill Holdings, Inc. was not a publicly traded company.

On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by the U.S. Securities and Exchange Commission. As a result of becoming a publicly traded company, our investment is now recorded at fair value as available-for-sale securities on December 31, 2021, with the gains and losses being recorded through other income (expense) on the consolidated statements of operations. In September 2021, EZFill Holdings, Inc. approved a one for 3.763243 reverse stock split. As a result, the Company’s shares were adjusted to 265,728 shares.

On November 18, 2021, on the anniversary of the agreement, the Company received 132,864 (post reverse split adjusted) shares of common stock having a fair value of $352,090 ($2.65/share), based on the closing trading price.

At December 31, 2021, the fair value of the investment in EZFill Holdings, Inc. was $550,057 ($1.38/share).

All of the Company’s revenues were earned from EZFill Holdings, Inc, a related party, totaling $624,590 ($352,090 in form of shares of common stock in related party and $272,500 in cash payments upon completion of certain milestones per agreement) and $1,000,000 for the years ended December 31, 2021 and 2020, respectively.

Investments

The Company owned a majority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies Inc.), an unrelated party in a Share Exchange Agreement. On November 18, 2021, the Company entered into a redemption agreement (the “November Redemption Agreement”) pursuant to which the Company agreed to sell, and Descrypto agreed to purchase, an aggregate of 83,709,315 shares of Descrypto’s Common Stock owned by the Company for total proceeds of $84. Following the November Redemption Agreement, the Company owned 35,875,421 shares of Descrypto’s Common Stock.

As of December 31, 2021, the investment in Descrypto has a fair value of $0, due to the stock being illiquid, and it is recorded on our consolidated balance sheet using the equity method. In connection with the November redemption agreement, the Company’s investment, initially accounted for under the equity method, decreased below 20%, as a result, this investment is now valued using the cost method. During year ended December 31, 2021, the Company had no unrealized gain or losses from this investment.

On February 18, 2022, the Company entered into a redemption agreement (the “February Redemption Agreement”) pursuant to which the Company agreed to sell, and Descrypto agreed to purchase, an aggregate of 28,700,337 shares of Descrypto’s Common Stock owned by the Company. Following the February Redemption Agreement, the Company owned 7,175,084 shares of Descrypto’s Common Stock for total proceeds of $287 (See Note 10).

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party (see Note 5). As of December 31, 2021, the investment has a fair value of $18,812 and it is recorded on our consolidated balance sheet using the equity method. During the year ended December 31, 2021, the Company recorded $24,188, of unrealized loss from this investment.

Deconsolidation of Subsidiary

In accordance with ASC Topic 810-10-40, a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time.

The Company owned a majority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies Inc.), an unrelated party having a fair value of $0 due to the stock being illiquid. As a result, Krypto Ventures, Inc was deconsolidated. The Company recognized a gain on deconsolidation of $153,907 as follows:

Consideration
Shares of common stock 119,584,736 - Descrypto	$-

Fair value of consideration received	$-

Recognized amounts of identifiable assets sold and liabilities assumed by Descrypto:

Cash	$53,178
Trademark	2,835
Intangible assets – net	9,500
Total assets assigned to Descrypto	65,513

Accounts payable and accrued expenses	56,489
Due to Balance Labs, Inc.	25,764
Due to Lyons Capital, LLC	25,000
Note payable	112,167
Total liabilities assumed by Descrypto	219,420

Total net liabilities assumed by Descrypto	153,907

Gain on deconsolidation of Krypto Ventures, Inc.	$153,907

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2021 and December 31, 2020, the carrying value of marketable securities was $550,057 and $1,215,500, respectively. The securities are included in the Investment at Fair Value – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc., a related party, was declared effective by Securities and Exchange Commission. For the year ended December 31, 2021, the Company has reclassified this investment from Level 3 to Level 1 asset on the fair value hierarchy because the investment is valued based on quoted market price using observable inputs. For the year ended December 31, 2020 the shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. This investment is recorded on our balance sheet using the cost method as of December 31, 2020.

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

The Company has a non-controlling interest of 43.15% in iGrow Systems Inc., which is not included in this consolidation for the years ended December 31, 2021 and 2020, respectively.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 40,000 warrants and 3,526,378 shares issuable from convertible notes payable for the year ended December 31, 2021 were excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive. The effect of 640,000 warrants for the year ended December 31, 2020 were excluded from the computation of diluted weighted average shares outstanding as they were not in the money.

The table below details the computation of basic and diluted earnings per share (“EPS”) for the years ended December 31, 2020.

For the
year ended
December 31, 2020
Net income attributable to common stockholder	$357,757

Weighted average number of shares outstanding	21,674,000

Basic earnings per share	$0.02

The following tables are for the computation of diluted earnings per share:

For the
year ended
December 31, 2020
Net income attributable to common stockholder	$357,757
Add: Interest expense attributable to convertible debt	67,800

Adjusted net income attributable to common stockholder	$425,557

Weighted average number of shares outstanding	21,674,000
Add: Shares issued upon conversion of debt	3,244,743
Weighted average number of common and common equivalent shares	24,918,743

Diluted earnings per share	$0.02

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2021.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$550,057	$550,057	$-	$-
Total Assets measured at fair value	$550,057	$550,057	$-	$-

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2020.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$215,500	$-	$-	$215,500
Total Assets measured at fair value	$215,500	$-	$-	$215,500

The Company accounts for its investment in EzFill Holdings, Inc. (“EzFill”) as available-for-sale securities. As of December 31, 2021, the Company reclassified its EzFill investment of $550,057 of available-for-sale securities previously reported as Level 3 to Level 1 assets on the fair value hierarchy because the investment is valued based on quoted market price using observable inputs.

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

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the years ended December 31, 2021 and December 31, 2020, advertising, marketing, and promotion expense was $4,331 and $3,173, respectively.

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

Property and equipment as of December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	(11,316)	(9,900)
Property and Equipment, net	$-	$1,416

Depreciation expense for the years ended December 31, 2021, and 2020 totaled $80 and $160, respectively.

During the years ended December 31, 2021, the Company incurred $9,500 of capitalized costs towards the update of the website which was deconsolidated on July 29, 2021 (See Note 3).

During the year ended December 31, 2021, the Company recorded $1,336 of amortization on website development costs.

Intangible Assets

Intangible Assets as of December 31, 2021 and December 31, 2020 consisted of the following:

Type	December 31, 2021	December 31, 2020

Trademarks	$-	$2,836
Total – net	$-	$2,836

There were no additions to Intangible Assets during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company trademark was deconsolidated on July 29, 2021 (See Note 3).

Recently Issued Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof.

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of its analysis of the impact of this guidance on its financial statements, however, the adoption of this standard will not have a material effect on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s financial statements.

Note 4 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its former subsidiary, Krypto Ventures Inc, formerly known as KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018, the Company sold an additional 40% in its former subsidiary Krypto Ventures Inc, formerly known as KryptoBank Co. for $4,500. The Company owned 51% (a majority interest) in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies Inc.), an unrelated party in a Share Exchange Agreement. As a result, Krypto Ventures, Inc was deconsolidated and is no longer our subsidiary.

On November 18, 2021, the Company entered into a redemption agreement (the “November Redemption Agreement”) pursuant to which the Company agreed to sell, and Descrypto agreed to purchase, an aggregate of 83,709,315 shares of Descrypto’s Common Stock owned by the Company for total proceeds of $84. Following the November Redemption Agreement, the Company owned 35,875,421 shares of Descrypto’s Common Stock.

On February 18, 2022, the Company entered into a redemption agreement (the “February Redemption Agreement”) pursuant to which the Company agreed to sell, and Descrypto agreed to purchase, an aggregate of 28,700,337 shares of Descrypto’s Common Stock owned by the Company for total proceeds of $287. Following the February Redemption Agreement, the Company owned 7,175,084 shares of Descrypto’s Common Stock (See Note 10).

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

The following tables summarize warrants outstanding as of December 31, 2021 and 2020 and the related changes during the years are presented below.

Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2019	740,000	$0.93
Granted
Exercised	-	-
Expired	(100,000)	1.00
Balance at December 31, 2020	640,000	$1.00
Granted
Exercised	-	-
Expired	(600,000)	1.00
Balance at December 31, 2021	40,000	$1.00

As of December 31, 2021 the warrants had no intrinsic value.

Note 5 – Note Receivable

On September 30, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. For the year ended December 31, 2021, the Company recorded $555 of interest income in relation to this note.

On June 29, 2021, Balance Labs Inc. made a loan to Krypto Ventures, Inc, formerly known as KryptoBank Co., a related party in the principal amount of $25,000 which loan has an interest rate of 12% per annum and a maturity date of June 28, 2022. For the year ended December 31, 2021, the Company recorded $1,521 of interest income in relation to this note.

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a purchase price of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. The note is currently in default.

For the year ended December 31, 2021, the Company recorded $39,692 in accreted interest income in relation to this note. The remaining discount as of December 31, 2021 is $3,308. For the year ended December 31, 2021, the Company recorded $11,151, respectively of interest income in relation to this note.

Note 6 – Related Party Transactions

The Company’s CEO earns $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $120,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and December 31, 2020, $851,659 and $731,659, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheet.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2021, accrued interest on the note is $287,671. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the years ended December 31, 2020 and 2021, the Company amortized $11,340 and $11,340, respectively of debt discount. As of December 31, 2021, the remaining debt discount was $31,185.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 8). The note is currently in default and has an accrued interest balance of $63,058.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $26,429.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For the year ended December 31, 2021, the Company recorded $3,563, of amortization of debt discount. As of December 31, 2021 the remaining discount on the note is $3,428 and the Company has accrued interest of $3,253.

On July 9, 2021, Krypto Ventures, Inc. formerly known as KryptoBank Co. issued an unsecured promissory note in the amount of $25,000 to Lyons Capital LLC, a significant shareholder of Krypto Ventures, Inc. The note carries an interest rate of 12% and is due on the earlier of July 8, 2022, or the date on which Krypto Ventures, Inc. raises at least $200,000. As of July 29, 2021, the Company has accrued interest of $164. The note and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc. (See Notes 3 and 8).

On June 29, 2021, Balance Labs Inc. made a loan to Krypto Ventures, Inc, formerly known as KryptoBank Co., a related party in the principal amount of $25,000 which loan has an interest rate of 12% per annum and a maturity date of June 28, 2022. For the year ended December 31, 2021, the Company recorded $1,521 of interest income in relation to this note.

As of December 31, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $345,377 on the loans. $1,265,399 of these loans are in default as of December 31, 2021.

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

On July 27, 2016, the Company signed a sublease (the “Master Lease”) with an entity partially owned by a related party to sub-lease approximately 2200 square feet located at 1691 Michigan Ave, Miami Beach, Florida 33139, beginning August 1, 2016 and ending December 31, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, the Company was made aware that the Master Lease for the office space was in default. Consequently, the Company ceased payments. On or about March 31, 2017, the Company was served with an eviction notice as the Master Lease was still in default. The Company has partially settled the claim under the sublease and has $16,725 accrued on its books to cover any further claims. Beginning October 2020, the Company is leasing a virtual office with a new landlord: Spaces, paying only $99.75 per month. The lease was terminated on October 2021. Rent expense for the years ended December 31, 2021 and 2020, was $898 and $14,672, respectively.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of December 31, 2021, accrued interest on the note is $13,637. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and fully amortized.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings Inc., a related party, in exchange for consulting services provided in the past and as part of an agreement between both parties. The shares are valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. The investment is reflected on the consolidated balance sheet as an investment in a related party. On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by Securities and Exchange Commission. This investment is recorded at fair value as available-for-sale securities as of December 31, 2021, and using cost method as of December 31, 2020, with the gains and losses being recorded through other income (expense) on the consolidated income statement for the year then ended.

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

Consulting Fees

The Company will continue to accrue its CEO $10,000 per month as compensation on a month-to-month basis. It will be recorded in general and administrative expenses-related parties on the consolidated statement of operations.

Note 8 – Convertible Notes and Notes Payable

Notes Payable

As of December 31, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $345,737 on the loans. $1,265,399 of these loans are in default as of December 31, 2021.

On July 9, 2021, Krypto Ventures, Inc. formerly known as KryptoBank Co. issued an unsecured promissory note in the amount of $25,000 to Lyons Capital LLC, a significant shareholder of Krypto Ventures, Inc. The note carries an interest rate of 12% and is due on the earlier of July 8, 2022 or the date on which Krypto Ventures, Inc. raises at least $200,000. As of July 29, 2021, the Company has accrued interest of $164. The note and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc. (See Notes 3 and 6).

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $26,429.

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

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of December 30, 2021, accrued interest on the note is $13,637. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount. During the year ended December 31, 2020, the Company amortized $6,212 of debt discount. As of December 31, 2020, the debt discount was fully amortized.

On May 7, 2020, the Company (the “Borrower”) received a note payable in the amount of $34,500 from Wells Fargo Bank (the “Lender”) as part of the Paycheck Protection Program under the CARES Act. The interest rate is 1%. Payments shall be due and payable monthly in the amount of $1,463.85 commencing on September 2021. The note shall mature on May 3, 2022, at which time all unpaid principal, accrued interest, and any other unpaid amounts shall be due and payable in full. Unless otherwise agreed, all sums received from the borrower may be applied to interest, fees, principal, or any other amounts due to Lender in any order at Lender’s sole discretion. The Borrower may apply for the loan to be forgiven in whole or in part. As of December 31, 2021, the accrued interest on the note is $259. Furthermore, the Company applied for Loan Forgiveness. On August 13, 2021, the Company received notification that the loan along with accrued interest were fully forgiven.

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

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $31,000 as of December 31, 2021

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2021, accrued interest on the note is $287,671. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the years ended December 31, 2020 and 2021, the Company amortized $11,340 and $11,340, respectively of debt discount. As of December 31, 2021, the remaining debt discount was $31,185.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $63,058 as of December 31, 2021.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For the year ended December 31, 2021 the Company recorded $3,563 of amortization of debt discount. As of December 31, 2021, the remaining discount on the note is $3,428 and the Company has accrued interest of $3,253.

Note 9 – Income Taxes

The Company has the following net deferred tax asset:

	As of December 31, 2021	As of December 31, 2020
Temporary Differences	$232,327	$201,913
Unrealized gains	84,399	34,976
Impairment losses on investment	208,471	-
Net operating loss carryforward	339,152	375,733
Total deferred tax assets	864,349	612,622
Valuation allowance	(864,349)	(612,622)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year ended December 31, 2021	For the Year ended December 31, 2020

Expected federal statutory rate	(21)%	(21)%
State Effect on tax rate, net of federal benefit	(4.35)%	(4.35)%
Permanent differences	(5.75)%	(8.37)%
Change in valuation allowance	31.1%	33.72%

Income tax provision (benefit)	-	-

As of December 31, 2021, the Company had approximately $1,338,000 of federal and state net operating loss carryovers (“NOLs”). From this amount, $711,000 expire after 20 years, and can be carried back 2 years, according to the old tax law, while $627,000 can be carried forward indefinitely and cannot be carried back, in accordance with the new tax rules. The valuation allowance increased by approximately $251,726 for the year ended December 31, 2021, and increased by $137,747 for the year ended December 31, 2020.

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

Note 10 – Subsequent events

On February 18, 2022, the Company entered into a redemption agreement (the “February Redemption Agreement”) pursuant to which the Company agreed to sell, and Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies, Inc.) agreed to purchase, an aggregate of 28,700,337 shares of Descrypto’s Common Stock owned by the Company for total proceeds of $287. Following the February Redemption Agreement, the Company owned 7,175,084 shares of Descrypto’s Common Stock.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions
Michael D. Farkas	49	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Carmen Villegas	34	Secretary and Director
Aviv Hillo	56	Director

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

Board of Directors Meetings and Attendance

The Board of Directors held no meeting in 2021. We have no formal policy regarding director attendance at the annual meeting of stockholders.

Compliance with Section 16(A) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2021 and December 31, 2020.

SUMMARY COMPENSATION TABLE

						Non-
						Equity Incentive	Non- Qualified	All
Name and				Stock	Option	Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Michael D. Farkas	2021	$120,000	$-	$-	$-	$-	$-	$-	$120,000
President, CEO and CFO (1)	2020	$120,000	$-	$-	$-	$-	$-	$-	$120,000

(1)	Mr. Farkas resigned as Chief Executive Officer on January 15, 2015 and reappointed as President, Chief Executive Officer and Chief Financial Officer on September 11, 2015. Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month. As of the date hereof, Mr. Farkas has not received any payment for his services provided and such amounts have been accrued.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the years ended December 31, 2021 and December 31, 2020.

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

For the year ended December 31, 2021, no member of the Board of Directors was paid any compensation for serving on the board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated, the address of all listed stockholders is c/o Balance Labs, Inc., 407 Lincoln Road, Suite 701, Miami Beach, FL 33139.

Name	Number of Shares Beneficially Owned (3)(4)	Percent of Class (1)
Michael D. Farkas (2)	12,987,415	59.9%

Carmen Villegas	150,000	*

Aviv Hillo	-	0%

All Executive Officers and Directors as a group (3 individuals)	13,137,415	60.6%

5% or Greater Shareholders
Balance Holdings LLC (2)	11,888,889	54.99%

Shilo Holding Group LLC (2)	1,098,526	5.08%

The Sammy Farkas Foundation	5,614,000	25.9%

(1)	Based on 21,674,000 shares of common stock outstanding as of March 31, 2022.
(2)	Michael D. Farkas holds 11,888,889, 1,400 and 1,098,526 shares of common stock through Balance Holdings, LLC, Shilo Security Solutions, Inc, and Shilo Holding Group LLC, respectively.
(3)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(4)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

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

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $120,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, $851,659 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

On December 31, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expired on October 1, 2019. The note is currently in default and has an accrued interest balance of $63,058. See Note 8.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $26,429.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For the year ended December 31, 2021, the Company recorded $3,563, of amortization of debt discount. As of December 31, 2021 the remaining discount on the note is $3,428 and the Company has accrued interest of $3,253.

As of December 31, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $345,737 on the loans. $1,265,399 of these loans are in default as of December 31, 2021.

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

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2020, accrued interest on the note is $237,354. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the year ended December 31, 2021, the Company amortized $11,340 of debt discount. As of December 31, 2021, the remaining debt discount was $31,185.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The promissory note has accrued interest of $13,637 as of December 31, 2021. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. As of December 31, 2021, the note is in default and debt discount is fully amortized.

On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by the U.S. Securities and Exchange Commission. As a result of becoming a publicly traded company, our investment is now recorded at fair value as available-for-sale securities on December 31, 2021, with the gains and losses being recorded through other income on the consolidated statements of operations for the three and nine months then ended. In September 2021, EZFill Holdings, Inc. approved a one for 3.763243 reverse stock split. As a result, the Company’s shares were adjusted to 265,728 shares.

On November 18, 2020, the Company executed a two (2) year, third-party consulting agreement for various corporate services. In connection with this agreement, and with the effectiveness of the Company’s Form S-1 registration statement, the Company was entitled to compensation as follows:

● 1,000,000 shares of common stock for past services provided through the effective date of consulting agreement,

● $200,000, upon completion of IP which was completed on September 14, 2021,

● During the first year of the agreement, $25,000 per month, with the 1st payment due 30 days after the completion of the Company’s IPO,

● During the second year of the agreement, $22,500 per month; and

● On each anniversary of the agreement, 500,000 shares of common stock.

On November 18, 2021, on the anniversary of the agreement, the Company received 132,864 (post reverse split adjusted) shares of common stock having a fair value of $352,090 ($2.65/share), based on the closing trading price.

All of the Company’s revenues were earned from EZFill Holdings, Inc, a related party, totaling $624,590 ($352,090 in form of shares of common stock in related party and $272,500 in cash payments upon completion of certain milestones per agreement) and $1,000,000 for the years ended December 31, 2021 and 2020, respectively.

Michael Farkas, the Company’s Chief Executive Officer, beneficially owns approximately 26.1% of the outstanding common stock of EZFill Holdings Inc.

From January 1, 2021 to December 31, 2021, entities controlled by the CEO made short term advances to the Company of $407,500.

Item 14. Principal Accountant Fees and Services.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our consolidated financial statements and other professional services rendered by our independent registered public accounting firm Liggett & Webb, PA.

	2021	2020

Audit Fees (1)	$38,129	$29,775
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$38,129	$29,775

1)	Audit Fees. These are fees for professional services for the audit of our annual consolidated financial statements, and for the review of the consolidated financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s consolidated financial statements.
3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice and tax planning.
4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Certificate of Incorporation (1)
3.2	By-laws (1)
4.1	Form of Warrant dated September 17, 2015 to Purchase Common Stock (2)
4.2	10% Convertible Debenture by and between the Company and Newel dated April 1, 2016 (3)
4.3	Warrant to Purchase Common Stock by and between the Company and Newel dated April 1, 2016 (3)
4.4*	Description of Securities
4.5	Convertible Promissory Note dated June 28, 2021 (5)
10.1	Consulting Agreement between Michael Farkas and the Company dated February 6, 2015 (1)
10.2	Service Agreement between Bang Holdings Corp. and the Company dated August 22, 2014 (1)
10.3	Form of Securities Purchase Agreement dated September 17, 2015, by and between Balance Labs, Inc. and certain investors (2)
10.4	Investment Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.5	Registration Rights Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.6	Promissory Note between Four Acquisitions Tech LTD and Balance Labs, Inc. dated September 30, 2021
10.7	Promissory Note between Four Acquisitions Tech Ltd. and Balance Labs, Inc. dated January 29, 2021
10.8	Form of Promissory note
21.1	Subsidiaries (4)
31.1	Certification by the Chief Executive Officer and Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on Mary 28, 2020.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2021.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31 of March, 2022.

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

Signature	Title	Date

/s/ Michael D. Farkas	President, Chief Executive Officer, and	March 31, 2022
Michael D. Farkas	Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

/s/ Carmen Villegas	Secretary and Director	March 31, 2022
Carmen Villegas

/s/ Aviv Hillo	Director	March 31, 2022
Aviv Hillo

