Form 10-Q
period 2022-03-31
Balance Labs, Inc.
filed 2022-05-16
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 16, 2022, there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

Explanatory Note:

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, however, the registrant is not subject to such fling requirements and is making such filings on a voluntary basis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)	(As Revised)

Assets

Current Assets
Cash and cash equivalents	$213,897	$227,558
Accounts receivable – related party	45,000	22,500
Interest receivable	17,148	12,932
Note receivable, net of discount of $0 and $3,308 as of March 31, 2022 and December 31, 2021	166,000	162,692
Total Current Assets	442,045	425,682

Other Assets
Due from related party	20,000	20,000
Investment at fair value - related party	418,522	550,057
Investment at fair value	13,271	18,812
Total Other Assets	451,793	588,869

Total Assets	$893,838	$1,014,551

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,076,106	$1,010,028
Accounts payable - related party	881,659	851,659
Short -term advances - related party	1,673,558	1,673,558
Convertible note payable	25,000	25,000
Convertible notes payable - related party, net of debt discount of $1,705 and $3,428, as of March 31, 2022 and December 31, 2021	171,487	169,764
Notes payable - related party - net of debt discount of $0 and $0 as of March 31, 2022 and December 31, 2021	106,850	106,850
Accumulated losses of unconsolidated investees in excess of investment	102,451	101,838
Total Current Liabilities	4,037,111	3,938,697

Long Term Liabilities
Notes payable, net of current	-	-
Convertible note payable, net of debt discount of $28,350 and $31,185 as of March 31, 2022 and December 31, 2021	471,650	468,815
Total Long-Term Liabilities	471,650	468,815

Total Liabilities	4,508,761	4,407,512

Commitments and Contingencies (Note 8)		-

Stockholders’ Deficit	-
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,167	2,167
Additional paid-in capital	810,048	810,048
Accumulated deficit	(4,427,138)	(4,205,176)

Total Stockholders’ Deficit	(3,614,923)	(3,392,961)

Total Liabilities and Stockholders’ Deficit	$893,838	$1,014,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenues - related party	$67,500	$-

Costs and expenses
General and administrative expenses	4,039	5,900
Professional fees	44,212	25,030
Salaries and wages	23,292	34,391
General and administrative expenses - related party	30,000	30,000
Total operating expenses	101,543	95,321

Loss from operations	(34,043)	(95,321)

Other income (expense)
Unrealized gain (loss) on available for sale securities	(131,535)	(5,500)
Proceeds from sale of investment – cost method	287	-
Net loss allocated from equity method investee	(6,154)	(21,006)
Accreted interest income and interest income on note receivable	7,524	9,195
Interest expense (includes amortization of debt discount)	(58,041)	(70,541)
Total other expense	(187,919)	(87,852)

Net loss	$(221,962)	$(183,173)

Net loss attributable to non-controlling interest	$-	$(1,775)

Net loss income attributable to the Company	$(221,962)	$(181,398)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares - basic and diluted	21,674,000	21,674,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021 (as revised)	21,674,000	$2,167	$810,048	$(4,205,176)	$(3,392,961)

Net loss	-	-	-	(221,962)	(221,962)

Balance, March 31, 2022 (Unaudited)	21,674,000	$2,167	$810,048	$(4,427,138)	$(3,614,923)

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2021

(Unaudited)

			Additional	Non-		Total
	Common Stock		Paid-in	controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Deficit

Balance, December 31, 2020	21,674,000	$2,167	$806,249	$(53,942)	$(3,341,830)	$(2,587,356)

Net loss	-	-	-	(1,775)	(181,398)	(183,173)

Balance, March 31, 2021 (Unaudited)	21,674,000	$2,167	$806,249	$(55,717)	$(3,523,228)	$(2,770,529)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating activities
Net loss - including non-controlling interest	$(221,962)	$(183,173)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	4,558	2,835
Accreted interest on note receivable	(3,308)	(7,206)
Depreciation expense	-	40
Net loss from equity method investment	5,541	-
Unrealized loss on available - for - sale securities	131,535	5,500
Changes in operating assets and liabilities
Increase in
Accounts receivable – related party	(22,500)	-
Interest receivable	(4,216)	(1,989)
Increase in
Accounts payable and accrued expenses	66,078	5,501
Accounts payable and accrued expenses - related party	30,000	30,000
Accumulated losses on unconsolidated investees in excess of investment	613	21,006
Net cash used in operating activities	(13,661)	(127,486)

Investing activities
Notes receivable	-	(119,000)
Net cash used in investing activities	-	(119,000)

Financing activities
Proceeds from short term advances, related parties	-	248,500
Net cash provided by financing activities	-	248,500

Net (decrease) increase in cash	(13,661)	2,014

Cash and cash equivalents - beginning of period	227,558	5,632

Cash and cash equivalents - end of period	$213,897	$7,646

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Investment at fair value received from issuance of note receivable	$-	$43,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of March 31, 2022, and the unaudited condensed consolidated results of its operations and cash flows for the three months ended March 31, 2022. The unaudited condensed consolidated results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2021 which was filed with the Securities and Exchange Commission on March 31, 2022.

Note 2 – Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $13,661 of cash in operating activities during the three months ended March 31, 2022 and currently has $213,897 in cash as of March 31, 2022. Additionally, at March 31, 2022, the Company had an accumulated deficit of $4,427,138 and a working capital deficit of $3,595,066.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company has $2,000 and $2,000 in cash equivalents, respectively.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to stock-based compensation, depreciable lives of fixed assets and deferred tax assets. Actual results could materially differ from those estimates.

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

Joint Venture

The Company uses the equity method to account for their financial interest in the following company:

March 31,
	2022 (Unaudited)	December 31, 2021

iGrow Systems Inc. (a)	$-	$-
Total	$-	$-

The Company is a 43.15% owner of iGrow Systems Inc., as of March 31, 2022 and December 31, 2021 respectively.

The Company has a non-controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members.

Summary information on the joint venture at March 31, 2022 and December 31, 2021 is as follows:

	March 31,
	2022 (Unaudited)	December 31, 2021

Total Assets	$-	$-
Total Liabilities	241,092	239,671
Shareholders’ Deficit	(241,092)	(239,671)

	March 31,	March 31,
	2022 (Unaudited)	2021 (Unaudited)

Income	-	-
Expenses	1,421	48,681
Net Income (Loss)	$(1,421)	$(48,681)

The Company’s portion of the net loss for the three months ended March 31, 2022 was $613, which exceeded its investment in the joint venture by $102,451 as of March 31, 2022 which is recorded as accumulated losses of unconsolidated investees in excess of investment on the condensed consolidated balance sheets.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

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

The Company recognizes consulting income when the services are performed, which occurs at a point in time. Additionally, at the time services are performed, the Company has satisfied its single performance obligation.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of March 31, 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2019, 2020, and 2021 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in EZFill Holdings, Inc. as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized (gain) loss on the available-for-sale securities during the three months ended March 31, 2022 and 2021, has been recorded in Other Income (Expense) on the consolidated statement of operations.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

(Unaudited)

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

The Company holds two investments on its consolidated Balance Sheet as of March 31, 2022 and December 31, 2021.

During the year ended December 31, 2021, our investment in Bang Holdings Corp., was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000.

On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our consolidated balance sheet using the equity method as of March 31, 2022 and December 31, 2021.

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

On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by the U.S. Securities and Exchange Commission. As a result of becoming a publicly traded company, our investment is now recorded at fair value as available-for-sale securities on March 31, 2022, with the gains and losses being recorded through other income (expense) on the consolidated statements of operations. In September 2021, EZFill Holdings, Inc. approved a one for 3.763243 reverse stock split. As a result, the Company’s shares were adjusted to 265,728 shares.

On November 18, 2021, on the anniversary of the agreement, the Company received 132,864 (post reverse split adjusted) shares of common stock having a fair value of $352,090 ($2.65/share), based on the closing trading price.

At March 31, 2022, the fair value of the investment in EZFill Holdings, Inc. was $418,522 ($1.05/share).

All of the Company’s revenues were earned from EZFill Holdings, Inc, a related party, totalling $67,500 and $0 for the three months ended March 31, 2022 and 2021, respectively.

Investments

The Company owned a majority interest in Descrypto Holdings, Inc. formerly known as Krypto Ventures, and KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies Inc.), an unrelated party in a Share Exchange Agreement. On November 18, 2021, the Company entered into a redemption agreement (the “November Redemption Agreement”) pursuant to which the Company agreed to sell, and Descrypto agreed to purchase, an aggregate of 83,709,315 shares of Descrypto’s Common Stock owned by the Company for total proceeds of $84. No proceeds were received from this redemption by the Company.

Following the November Redemption Agreement, the Company owned 35,875,421 shares of Descrypto’s Common Stock.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

(Unaudited)

On February 18, 2022, the Company entered into a redemption agreement (the “February Redemption Agreement”) pursuant to which the Company agreed to sell, and Descrypto agreed to purchase, an aggregate of 28,700,337 shares of Descrypto’s Common Stock owned by the Company. Following the February Redemption Agreement, the Company owned 7,175,084 shares of Descrypto’s Common Stock for total proceeds of $287.

In addition, on April 1, 2022, the full principal balance of note receivable of $25,000 and $2,217 of interest receivable were fully converted by Descrypto Holdings, Inc. in exchange of 68,045 shares of Common Stock of Descrypto Holdings, Inc. (See Note 10).

As of March 31, 2022, the investment in Descrypto has a fair value of $0, due to the stock being illiquid, and it is recorded on our consolidated balance sheet using the equity method. In connection with the November redemption agreement, the Company’s investment, initially accounted for under the equity method, decreased below 20%, as a result, this investment is now valued using the cost method.

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party (see Note 6). As of March 31, 2022, the investment has a fair value of $13,271 and it is recorded on our consolidated balance sheet using the equity method. During the three months ended March 31, 2022, the Company recorded $5,541 of unrealized loss from this investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of March 31, 2022 and December 31, 2021, the carrying value of marketable securities was $418,522 and $550,057, respectively. The securities are included in the Investment at Fair Value – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc., a related party, was declared effective by Securities and Exchange Commission. As of March 31, 2022 and December 31, 2021, the Company has classified this as Level 1 asset on the fair value hierarchy because the investment is valued based on quoted market price using observable inputs.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC., from October 12, 2015, Balance AgroTech Co., from July 11, 2016, Advanced Auto Tech Co., from May 10, 2016, Balance Cannabis Co., from May 13, 2016, and Balance Medical Marijuana Co from December 22, 2015, and our former 51% majority owned subsidiary Descrypto Holdings, Inc. formerly known as Krypto Ventures, Inc, and KryptoBank Co., from December 28, 2017, which was deconsolidated on July 29, 2021; however, all results of operations for KryptoBank have been included through the date of deconsolidation. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant.

The Company has a non-controlling interest of 43.15% in iGrow Systems Inc., which is not included in this consolidation for the three months ended March 31, 2022 and 2021, respectively.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 40,000 warrants and 3,583,119 shares issuable from convertible notes payable for the three months ended March 31, 2022 and 640,000 warrants and 3,279,236 shares issuable from convertible notes payable for the three months ended March 31, 2021, respectively, were excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive. These common stock equivalents may be dilutive in the future.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

(Unaudited)

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2022.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$418,522	$418,522	$-	$-
Total fair - value – equity securities	$418,522	$418,522	$-	$-

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2021.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

(Unaudited)

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$550,057	$550,057	$-	$-
Total fair – value – equity securities	$550,057	$550,057	$-	$-

The Company accounts for its investment in EzFill Holdings, Inc. (“EzFill”) as available-for-sale securities. As of March 31, 2022 and December 31, 2021, the Company classified its EzFill investment of $418,522 and $550,057, respectively, of available-for-sale securities, to Level 1 assets on the fair value hierarchy because the investment is valued based on quoted market price using observable inputs.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the three months ended March 31, 2022 and March 31, 2021, advertising, marketing, and promotion expense was $48 and $1,956, respectively.

Property and equipment

Property and equipment consist of furniture and office equipment and is stated at cost less accumulated depreciation. Depreciation is determined by using the straight-line method for furniture and office equipment, over the estimated useful lives of the related assets, generally three to five years.

Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the related assets.

Property and equipment as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022 (Unaudited)	December 31, 2021
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	(11,316)	(11,316)
Property and Equipment, net	$-	$-

Depreciation expense for the three months ended March 31, 2022 and 2021 totalled $0 and $40, respectively.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

(Unaudited)

Recently Issued Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASUs to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted the guidance under ASU 2020-06 on January 1, 2022. The adoption of this guidance and had no material impact on the Company’s financial statements.

Note 4 – Revision of Prior Year Immaterial Misstatement

During the quarter ended March 31, 2022, the Company identified a certain error in recording its majority interest for Krypto Ventures, Inc. during the year ended December 31, 2021. This error resulted in decreasing its non-controlling interest and retained earnings by $66,650.

The Company assessed the materiality of this error considering both qualitative and quantitative factors and determined that for both the respective quarters and fiscal year ended December 31, 2021, the error was immaterial. The Company has decided to correct this error as revisions to our previously issued financial statements and will adjust the Form 10-K when filed in succeeding periods of this fiscal year.

The table below present the impact of the revision in the Company’s condensed consolidated financial statements.

	December 31, 2021
	As Previously Reported	Adjustment	As Revised

Consolidated Balance Sheet / Statement of Changes in Stockholders’ Equity

Accumulated deficit	$(4,138,526)	$(66,650)	$(4,205,176)
Non-controlling interest	$(66,650)	$66,650	$-
Total Stockholders’ Deficit	$(3,392,961)	$-	$(3,392,961)
Total Liabilities and Stockholders’ Deficit	$1,014,551	$-	$1,014,551

Consolidated Statement of Operations

Gain on deconsolidation of Krypto Ventures, Inc.	$153,907	$(66,650)	$87,257
Total other expense	$(1,033,830)	$(66,650)	$(1,100,480)
Net (Loss) Income	$(809,404)	$(66,650)	$(876,054)
Net (Loss) Income attributable to the Company	$(796,696)	$(66,650)	$(863,346)
Net (Loss) Income per share - basic	$(0.04)		$(0.04)
Net (Loss) Income per share - diluted	$(0.04)		$(0.04)

Consolidated Statement of Cash Flows

Operating activities
Net (Loss) Income - including non-controlling interest	$(809,404)	$(66,650)	$(876,054)
Gain on deconsolidation of subsidiary (Krypto Ventures, Inc.)	$153,907	$(66,650)	$87,257
Net cash used in operating activities	$(56,896)	$-	$(56,896)

Note 5 – Stockholders’ Equity

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

On November 18, 2021, the Company entered into a redemption agreement (the “November Redemption Agreement”) pursuant to which the Company agreed to sell, and Descrypto agreed to purchase, an aggregate of 83,709,315 shares of Descrypto’s Common Stock owned by the Company for $84. The Company has not received the proceed from this redemption. Following the November Redemption Agreement, the Company owned 35,875,421 shares of Descrypto’s Common Stock.

On February 18, 2022, the Company entered into a redemption agreement (the “February Redemption Agreement”) pursuant to which the Company agreed to sell, and Descrypto agreed to purchase, an aggregate of 28,700,337 shares of Descrypto’s Common Stock owned by the Company for total proceeds of $287. Following the February Redemption Agreement, the Company owned 7,175,084 shares of Descrypto’s Common Stock .

On April 1, 2022, the note receivable and interest receivable totalling $27,218 were converted into 68,045 shares of common stock of Descrypto Holdings, Inc. common stock (See Note 10).

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

(Unaudited)

Warrants

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

The following tables summarize warrants outstanding as of March 31, 2022 and 2021 and the related changes during the years are presented below.

Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2021	40,000	$1.00
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at March 31, 2022 (Unaudited)	40,000	$1.00

Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2020	640,000	$1.00
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at March 31, 2021 (Unaudited)	640,000	$1.00

As of March 31, 2022 and March 31, 2021, the warrants had no intrinsic value.

Note 6 – Note Receivable

On September 30, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. For the three months ended March 31, 2022, the Company recorded $542 of interest income in relation to this note.

On June 29, 2021, Balance Labs Inc. made a loan to Descrypto Holdings, Inc. formerly known as Krypto Ventures, Inc, and KryptoBank Co., a related party in the principal amount of $25,000 which loan has an interest rate of 12% per annum and a maturity date of June 28, 2022. For the three months ended March 31, 2022, the Company recorded $740 of interest income in relation to this note. On April 1, 2022, the note receivable and interest receivable totalling $27,218 were converted into 68,045 shares of common stock of Descrypto Holdings, Inc. common stock (See Note 10).

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

(Unaudited)

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

For the three months ended March 31, 2022, the Company recorded $3,308 in accreted interest income in relation to this note. The remaining discount as of March 31, 2022 is $0. For the three months ended March 31, 2022, the Company recorded $2,934 of interest income in relation to this note.

Note 7 – Related Party Transactions

The Company’s CEO earns $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $30,000 and $30,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, $881,659 and $851,659, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheet.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of March 31, 2022, accrued interest on the note is $300,000. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the three months ended March 31, 2021 and 2022, the Company amortized $2,835 and $2,835, respectively of debt discount. As of March 31, 2022, the remaining debt discount was $28,350.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 9). The note is currently in default and has an accrued interest balance of $66,016.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $27,748.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For the three months ended March 31, 2022, the Company recorded $1,723 of amortization of debt discount. As of March 31, 2022, the remaining discount on the note is $1,705 and the Company has accrued interest of $4,827.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

(Unaudited)

As of March 31, 2022, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $378,251 on the loans. $1,513,899 of these loans are in default as of March 31, 2022.

On July 27, 2016, the Company signed a sublease (the “Master Lease”) with an entity partially owned by a related party to sub-lease approximately 2200 square feet located at 1691 Michigan Ave, Miami Beach, Florida 33139, beginning August 1, 2016 and ending December 31, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, the Company was made aware that the Master Lease for the office space was in default. Consequently, the Company ceased payments. On or about March 31, 2017, the Company was served with an eviction notice as the Master Lease was still in default. The Company has partially settled the claim under the sublease and has $16,725 accrued on its books to cover any further claims. Beginning October 2020, the Company is leasing a virtual office with a new landlord: Spaces, paying only $99.75 per month. The lease was terminated on October 2021. Rent expense for the three months ended March 31, 2022 and 2021, was $0 and $299, respectively.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of March 31, 2022, accrued interest on the note is $14,821. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and has been fully amortized.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings Inc., a related party, in exchange for consulting services provided in the past and as part of an agreement between both parties. The shares are valued at $1 each. The shares received have not been registered for resale and must be sold pursuant to an exemption from the registration requirements of the Securities and Exchange Commission. Each share valued at $1 each based on a recent cash price of the related party. The investment is reflected on the consolidated balance sheet as an investment in a related party. On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by Securities and Exchange Commission. This investment is recorded at fair value as available-for-sale securities as of March 31, 2022 and December 31, 2021, with the gains and losses being recorded through other income (expense) on the consolidated income statement for the three months then ended.

For the three months ended March 31, 2022 and 2021, the Company generated $67,500 and $0, respectively in revenue – related party.

As of March 31, 2022 and December 31, 2021, there was $45,000 and $22,500, respectively, of accounts receivable- related party.

Note 8 – Commitments and Contingencies

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

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

(Unaudited)

Note 9 – Convertible Notes and Notes Payable

Notes Payable

As of March 31, 2022, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $378,251 on the loans. $1,513,899 of these loans are in default as of March 31, 2022.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $27,748.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of March 31, 2022, accrued interest on the note is $14,821. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount. As of December 31, 2020, the debt discount was fully amortized.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $32,110 as of March 31, 2022.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of March 31, 2022, accrued interest on the note is $300,000. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the three months ended March 31, 2021 and 2022, the Company amortized $2,835 and $2,835, respectively of debt discount. As of March 31, 2022, the remaining debt discount was $28,350.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $66,016 as of March 31, 2022.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For the three months ended March 31, 2022, the Company recorded $1,723 of amortization of debt discount. As of March 31, 2022, the remaining discount on the note is $1,705 and the Company has accrued interest of $4,827.

Note 10 – Subsequent events

On April 1, 2022, the Company converted $27,218 note receivable and interest receivable into 68,045 shares of common stock of Descrypto Holdings, Inc. common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the three months ended March 31, 2022 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We were incorporated on June 5, 2014 under the laws of the State of Delaware. We are a consulting firm that provides business development and consulting services to start-up and development-stage companies. Our business model is to provide businesses in various industries with customized consulting services to meet their business needs and help them improve their business models, sales and marketing plans and internal operations, as well as introduce these businesses to experienced professional contacts that would be vital to the success of these companies.

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

Our business focuses on providing advisement services to entrepreneurs and assisting business owners so that their ideas can be fully developed and implemented. Due to limited resources, lack of experienced management and competing priorities, start-up and developmental stage companies are not operating as efficiently as they can be, and therefore would benefit from an outside party that could assist in developing and executing certain strategies. We utilize our knowledge in developing businesses, share practical experiences with our clients and introduce the business owners to experienced professionals who could help these inexperienced entrepreneurs further implement their ideas. Start-ups and development stage businesses across all industries commonly experience these certain “growing pains”.

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

The Company incorporated or formed nine subsidiaries since 2016, Balance Labs, LLC, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co. Krypto Ventures Inc, formerly known as KryptoBank Co. , a former subsidiary. Except for Krypto Ventures Inc, formerly known as KryptoBank Co. all of the subsidiaries are wholly owned by the company. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies Inc.), an unrelated party in a Share Exchange Agreement. As a result, Krypto Ventures, Inc. has been deconsolidated and is no longer our subsidiary.

In November 2018, the Company acquired a non-controlling minority interest in a new start-up company, iGrow Systems, Inc. As of March 31, 2022, this investment has no value based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

Our primary requirement for funding is for working capital in order to accommodate temporary negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021.

Overview

We reported a net loss of $221,962 and of $183,173 for the three months ended March 31, 2022 and 2021, respectively. This represents a difference of $38,789, or 21.18%, primarily due to an increase in the unrealized loss of available for sale securities.

Revenues – Related Party

For the three months ended March 31, 2022 and March 31, 2021, we generated $67,500 and $0, respectively in revenue. The primary reason or the increase in revenue was due to consulting agreement with EZFill Holdings, Inc. Our president, CEO, CFO and Chairman of the Board is also the former president of EZFill Holdings, Inc. and owns approximately 28% of EZ Fill’s outstanding common stock as of March 31, 2022.

General and Administrative Expenses

General and administrative expenses were $4,039 and $5,900 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $1,861 or 31.54% primarily due to a decrease in rent expense offset by an increase in office expenses.

Professional Fees

Professional fees were $44,212 and $25,030 for the three months ended March 31, 2022 and 2021, respectively, an increase of $19,182 or 76.64% due to increase in accounting fees for the quarter.

Other Income and Expense

Other expenses for the three months ended March 31, 2022 was $187,919. Other expense for the three months ended March 31, 2021 was $87,852. This represents a difference of 113.90% which was attributable to an unrealized loss from available for sale securities and interest expense, offset by proceeds from sale of investment, accreted interest income and interest income on note receivable.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the three months ended March 31, 2022 was $131,535. Unrealized loss on available for sale securities for the three months ended March 31, 2021 was $5,500. This represents an increase of $126,035 or 2,291.55% attributable to a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the three months ended March 31, 2022 and March 31, 2021 was $6,154 and $21,006, respectively. This represents a decrease of $14,852 or 70.70% primarily due to decrease in operating expenses by the investee.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Cash	$213,897	$227,558
Working capital (deficiency)	$(3,595,066)	$(3,513,015)

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

As of March 31, 2022, the Company had a working capital deficiency of $3,595,066. The Company used cash in operations of $13,661. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2022 and March 31, 2021, in the amount of $13,661 and $127,486, respectively. This was primarily due to a net loss of $221,962 primarily offset by an unrealized loss on the value of an investment by $131,535, change in accounts receivable of $22,500, change in interest receivable of $4,216, change in accounts payable and accrued expenses by $66,078, change in accounts payable and accrued expenses -related party of $30,000, net loss from equity method investee of $5,541, and accumulated losses on unconsolidated interest in excess of investment of $613.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 and March 31, 2021 was $0 and $119,000, respectively. During the three months ended March 31, 2021, cash used in investing activities was $119,000 as a note receivable to an unrelated party.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 and March 31, 2021 was $0 and $248,500, respectively. Cash provided by financing activities during the three months ended March 31, 2021 was $248,500 from short-term advances from related parties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities.

Notes Payable

As of March 31, 2022, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $378,251 on the loans. $1,513,899 of these loans are in default as of March 31, 2022.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $27,748.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of March 31, 2022, accrued interest on the note is $14,821. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount. As of December 31, 2020, the debt discount was fully amortized.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $32,110 as of March 31, 2022.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $66,016 as of March 31, 2022.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Redemption Agreement between Balance Labs, Inc. and Descrypto Holdings, Inc., dated as of February 18, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2022).
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

Date: May 16, 2022	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

 .