Form 10-Q
period 2022-06-30
Balance Labs, Inc.
filed 2022-08-24
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 24, 2022, there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

Explanatory Note:

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, however, the registrant is not subject to such fling requirements and is making such filings on a voluntary basis.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)	(As Revised)

Assets

Current Assets
Cash and cash equivalents	$227,769	$227,558
Accounts receivable - related party	45,000	22,500
Interest receivable	18,404	12,932
Note receivable, net of discount of $0 and $3,308 as of June 30, 2022 and December 31, 2021	141,000	162,692
Total Current Assets	432,173	425,682

Other Assets
Due from related party	20,000	20,000
Investment at fair value - related party	318,874	550,057
Investment at fair value	-	18,812
Total Other Assets	338,874	588,869

Total Assets	$771,047	$1,014,551

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,125,589	$1,010,028
Accounts payable - related party	911,659	851,659
Short -term advances - related party	1,673,558	1,673,558
Convertible note payable	25,000	25,000
Convertible notes payable - related party, note of debt discount of $0 and $3,428, as of June 30, 2022 and December 31, 2021	173,192	169,764
Notes payable - related party - net of debt discount of $0 and $0 as of June 30, 2022 and December 31, 2021	106,850	106,850
Accumulated losses of unconsolidated investees in excess of investment	103,064	101,838
Total Current Liabilities	4,118,912	3,938,697

Long Term Liabilities
Convertible note payable, net of debt discount of $25,515 and $31,185 as of June 30, 2022 and December 31, 2021	474,485	468,815
Total Long Term Liabilities	474,485	468,815

Total Liabilities	4,593,397	4,407,512

Commitments and Contingencies (Note 8)	-	-

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,167	2,167
Additional paid-in capital	810,048	810,048
Accumulated deficit	(4,634,565)	(4,205,176)

Total Stockholders’ Deficit	(3,822,350)	(3,392,961)

Total Liabilities and Stockholders’ Deficit	$771,047	$1,014,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues - related party	$67,500	$-	$135,000	$-

Costs and expenses
General and administrative expenses	7,256	11,908	11,295	17,808
Professional fees	31,248	15,620	75,460	40,650
Salaries and wages	10,529	38,105	33,821	72,496
General and administrative expenses - related party	30,000	30,000	60,000	60,000
Total operating expenses	79,033	95,633	180,576	190,954

Loss from operations	(11,533)	(95,633)	(45,576)	(190,954)

Other income (expense)
Unrealized gain (loss) on available for sale securities	(99,649)	(15,000)	(231,184)	(20,500)
Proceeds from sale of investment	-	-	287	-
Net loss allocated from equity method investees	(41,102)	(32,142)	(47,256)	(53,148)
Accreted interest income and interest income on note receivable	3,473	13,545	10,997	22,740
Interest expense (includes amortization of debt discount)	(58,616)	(55,960)	(116,657)	(126,501)
Total other income (expense)	(195,894)	(89,557)	(383,813)	(177,409)

Net loss	$(207,427)	$(185,190)	$(429,389)	$(368,363)

Net loss attributable to non controlling interest	$-	$(2,729)	$-	$(4,504)

Net Loss attributable to the Company	$(207,427)	$(182,461)	$(429,389)	$(363,859)

Net Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares - basic and diluted	21,674,000	21,674,000	21,674,000	21,674,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022 (Unaudited)	21,674,000	$2,167	$810,048	$(4,427,138)	$(3,614,923)

Net loss	-	-	-	(207,427)	(207,427)

Balance, June 30, 2022 (Unaudited)	21,674,000	$2,167	$810,048	$(4,634,565)	$(3,822,350)

Balance, December 31, 2021 (as revised)	21,674,000	$2,167	$810,048	$(4,205,176)	$(3,392,961)

Net loss	-	-	-	(429,389)	(429,389)

Balance, June 30, 2022 (Unaudited)	21,674,000	$2,167	$810,048	$(4,634,565)	$(3,822,350)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Deficit

Balance, March 31, 2021 (Unaudited)	21,674,000	$2,167	$806,249	$(55,717)	$(3,523,228)	$(2,770,529)

Beneficial conversion	-	-	3,799	-	-	3,799

Net loss	-	-	-	(2,729)	(182,461)	(185,190)

Balance, June 30, 2021 (Unaudited)	21,674,000	$2,167	$810,048	$(58,446)	$(3,705,689)	$(2,951,920)

Balance, December 31, 2020	21,674,000	$2,167	$806,249	$(53,942)	$(3,341,830)	$(2,587,356)

Beneficial conversion	-	-	3,799	-	-	3,799

Net loss	-	-	-	(4,504)	(363,859)	(368,363)

Balance, June 30, 2021 (Unaudited)	21,674,000	$2,167	$810,048	$(58,446)	$(3,705,689)	$(2,951,920)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net loss - including non-controlling interest	$(429,389)	$(368,363)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	9,098	5,688
Accreted interest on note receivable	(3,308)	(17,809)
Depreciation expense	-	80
Amortization of website development costs	-	1,336
Net loss from equity method investment	46,030	13,406
Unrealized loss on available - for - sale securities	231,183	20,500
Changes in operating assets and liabilities
Decrease (Increase) in
Accounts receivable - related party	(22,500)	-
Interest receivable	(7,690)	(4,923)
Prepaids	-	25,000
Increase in
Accounts payable and accrued expenses	115,561	40,290
Accounts payable and accrued expenses - related party	60,000	60,000
Accumulated losses on unconsolidated investees in excess of investment	1,226	39,742
Net cash provided by (used in) operating activities	211	(185,053)

Investing activities
Notes receivable	-	(119,000)
Website development cost	-	(9,500)
Net cash used in investing activities	-	(128,500)

Financing activities
Payment of convertible note payable	-	(25,000)
Proceeds from issuance of convertible note payable, related party, net	-	50,000
Proceeds from short term advances, related parties	-	392,500
Net cash provided by financing activities	-	417,500

Net increase in cash	211	103,947

Cash and cash equivalents - beginning of period	227,558	5,632

Cash and cash equivalents - end of period	$227,769	$109,579

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$27,545
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Investment at fair value received from issuance of note receivable	$-	$43,000
Beneficial conversion features on convertible notes payable - related party	$-	$3,799
Notes receivable and interest receivable converted to shares	$27,218	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of June 30, 2022, and the unaudited condensed consolidated results of its operations and cash flows for the six months ended June 30, 2022. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2021 which was filed with the Securities and Exchange Commission on March 31, 2022.

Note 2 – Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company provided $211 of cash in operating activities during the six months ended June 30, 2022 and currently has $227,769 in cash as of June 30, 2022. Additionally, at June 30, 2022, the Company had an accumulated deficit of $4,634,565 and a working capital deficit of $3,686,739.

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

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company has $2,000 and $2,000 in cash equivalents, respectively.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022

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

Joint Venture

The Company uses the equity method to account for their financial interest in the following company:

	June 30, 2022	December 31, 2021
(Unaudited)

iGrow Systems Inc. (a)	$-	$-
Total	$-	$-

a)	The Company is a 43.15% owner of iGrow Systems Inc., as of June 30, 2022 and December 31, 2021 respectively.

The Company has a non-controlling interest in iGrow Systems, Inc., a Limited Partnership Corporation formed to develop a rapid plant growing device. Some of the members participate in the project which is under the general management of the members.

Summary information on the joint venture at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
	(Unaudited)

Total Assets	$-	$-
Total Liabilities	242,513	239,671
Shareholders’ Deficit	(242,513)	(239,671)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
	(Unaudited)	(Unaudited)

Income	-	-
Expenses	2,842	92,102
Net Income (Loss)	$(2,842)	$(92,102)

The Company’s portion of the net loss for the three and six months ended June 30, 2022 was $613 and $1,226 which exceeded its investment in the joint venture by $103,064 as of June 30, 2022 which is recorded as accumulated losses of unconsolidated investees in excess of investment on the condensed consolidated balance sheets.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of June 30, 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2019, 2020, and 2021 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in EZFill Holdings, Inc. as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized (gain) loss on the available-for-sale securities during the three and six months ended June 30, 2022 and 2021, has been recorded in Other Income (Expense) on the consolidated statement of operations.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022

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

The Company held one investments on its consolidated Balance Sheet as of June 30, 2022 and two investments as of December 31, 2021.

During the year ended December 31, 2021, our investment in Bang Holdings Corp., was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000.

On November 9, 2018, the Company acquired a non-controlling interest in iGrow Systems Inc. This investment is recorded on our consolidated balance sheet using the equity method as of June 30, 2022 and December 31, 2021.

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

On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by the U.S. Securities and Exchange Commission. As a result of becoming a publicly traded company, our investment is now recorded at fair value as available-for-sale securities on June 30, 2022, with the gains and losses being recorded through other income (expense) on the consolidated statements of operations. In September 2021, EZFill Holdings, Inc. approved a one for 3.763243 reverse stock split. As a result, the Company’s shares were adjusted to 265,728 shares.

On November 18, 2021, on the anniversary of the agreement, the Company received 132,864 (post reverse split adjusted) shares of common stock having a fair value of $352,090 ($2.65/share), based on the closing trading price.

At June 30, 2022, the Company owned 398,592 shares and the fair value of the investment in EZFill Holdings, Inc. was $318,874 ($0.80/share).

Summary information on Ezfill Holdings, Inc. at June 30, 2022 and December 31, 2021 as follows:

	June 30, 2022	December 31, 2021
	(Unaudited)

Total Assets	$20,709,349	$22,924,118
Total Liabilities	5,121,831	1,055,672
Stockholders’ Equity	15,687,518	21,868,446

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
	(Unaudited)	(Unaudited)

Income	6,094,499	3,372,417
Expenses	13,233,679	6,728,507
Net Income (Loss)	$(7,139,180)	$(3,356,090)

All of the Company’s revenues were earned from EZFill Holdings, Inc, a related party, totaling $67,500 and $0 for the three months ended June 30, 2022 and 2021, respectively.

All of the Company’s revenues were earned from EZFill Holdings, Inc, a related party, totaling $135,000 and $0 for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022

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

In addition, on April 1, 2022, the full principal balance of note receivable of $25,000 and $2,218 of interest receivable were fully converted by Descrypto Holdings, Inc. in exchange of 68,045 shares of Common Stock of Descrypto Holdings, Inc. Following the conversion, the company owned 7,243,129 shares of Descrypto’s Common Stock. On the conversion date, the investment was recorded using the equity method. During the three and six months ended June 30, 2022, the Company recorded $27,218 of unrealized loss from investment.

As of June 30, 2022, the investment in Descrypto has a fair value of $0, due to the stock being illiquid, and it is recorded on our consolidated balance sheet using the cost method as the company’s investment decreased below 20%.

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party (see Note 6). As of June 30, 2022, the investment has a fair value of $0 and it is recorded on our consolidated balance sheet using the equity method. During the three and six months ended June 30, 2022, the Company recorded $13,271 and $18,812 of unrealized loss from this investment.

Summary information on Pharmacy No, 27 Ltd at June 30, 2022 and December 31, 2021 as follows:

	June 30, 2022	December 31, 2021
	(Unaudited)	(Unaudited)

Total Assets	$288,360	$200,474
Total Liabilities	245,461	137,459
Stockholders’ Equity	42,899	63,015

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
	(Unaudited)	(Unaudited)

Income	17,778	9,638
Expenses	125,353	76,667
Net Income (Loss)	$(107,575)	$(67,029)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of June 30, 2022 and December 31, 2021, the carrying value of marketable securities was $318,874 and $550,057, respectively. The securities are included in the Investment at Fair Value – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc., a related party, was declared effective by Securities and Exchange Commission. As of June 30, 2022 and December 31, 2021, the Company has classified this as Level 1 asset on the fair value hierarchy because the investment is valued based on quoted market price using observable inputs.

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

The Company has a non-controlling interest of 43.15% in iGrow Systems Inc., which is not included in this consolidation for the periods ended June 30, 2022 and 2021, respectively.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 40,000 warrants and 3,640,491 shares issuable from convertible notes payable for the six months ended June 30, 2022 and 640,000 warrants and 3,279,236 shares issuable from convertible notes payable for the six months ended June 30, 2021, respectively, were excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive. These common stock equivalents may be dilutive in the future.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2022.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$318,874	$318,874	$-	$-
Total fair - value – equity securities	$318,874	$318,874	$-	$-

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2021.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022

(Unaudited)

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$550,057	$550,057	$-	$-
Total fair – value – equity securities	$550,057	$550,057	$-	$-

The Company accounts for its investment in EzFill Holdings, Inc. (“EzFill”) as available-for-sale securities. As of June 30, 2022 and December 31, 2021, the Company classified its EzFill investment of $318,874 and $550,057, respectively, of available-for-sale securities, to Level 1 assets on the fair value hierarchy because the investment is valued based on quoted market price using observable inputs.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the three months ended June 30, 2022 and June 30, 2021, advertising, marketing, and promotion expense was $466 and $1,373, respectively. For the six months ended June 30, 2022 and June 30, 2021, advertising, marketing, and promotion expense was $514 and $3,329, respectively.

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

Property and equipment as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022 (Unaudited)	December 31, 2021
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	(11,316)	(11,316)
Property and Equipment, net	$-	$-

Depreciation expense for the three months ended June 30, 2022 and 2021 totaled $0 and $40, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 totaled $0 and $80, respectively.

During the six months ended June 30, 2022 and 2021, the company incurred $0 and $9,500, respectively, of capitalized costs towards the update of the website which was deconsolidated on July 29,2021.

During the three and six months ended June 30, 2021, the company recorded $1,336 of amortization on website development costs.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022

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

The table below present the impact of the revision in the Company’s condensed consolidated financial statements.

	December 31, 2021
	As Previously Reported	Adjustment	As Revised

Consolidated Balance Sheet / Statement of Changes in Stockholders’ Equity

Accumulated deficit	$(4,138,526)	$(66,650)	$(4,205,176)
Non-controlling interest	$(66,650)	$66,650	$-
Total Stockholders’ Deficit	$(3,392,961)	$-	$(3,392,961)
Total Liabilities and Stockholders’ Deficit	$1,014,551	$-	$1,014,551

Consolidated Statement of Operations

Gain on deconsolidation of Krypto Ventures, Inc.	$153,907	$(66,650)	$87,257
Total other expense	$(1,033,830)	$(66,650)	$(1,100,480)
Net (Loss) Income	$(809,404)	$(66,650)	$(876,054)
Net (Loss) Income attributable to the Company	$(796,696)	$(66,650)	$(863,346)
Net (Loss) Income per share - basic	$(0.04)	$-	$(0.04)
Net (Loss) Income per share - diluted	$(0.04)	$-	$(0.04)

Consolidated Statement of Cash Flows

Operating activities
Net (Loss) Income - including non-controlling interest	$(809,404)	$(66,650)	$(876,054)
Gain on deconsolidation of subsidiary (Krypto Ventures, Inc.)	$153,907	$(66,650)	$87,257
Net cash used in operating activities	$(56,896)	$-	$(56,896)

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

On April 1, 2022, the note receivable and interest receivable totalling $27,218 were converted into 68,045 shares of common stock of Descrypto Holdings, Inc. common stock (See Notes 3 and 6).

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022

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

The following tables summarize warrants outstanding as of June 30, 2022 and 2021 and the related changes during the years are presented below.

Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2021	40,000	$1.00
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at June 30, 2022 (Unaudited)	40,000	$1.00

Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2020	640,000	$1.00
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at June 30, 2021 (Unaudited)	640,000	$1.00

As of June 30, 2022 and June 30, 2021, the warrants had no intrinsic value.

Note 6 – Note Receivable

On September 30, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. For the three and six months ended June 30, 2022, the Company recorded $549 and $1,091 of interest income in relation to this note.

On June 29, 2021, Balance Labs Inc. made a loan to Descrypto Holdings, Inc. formerly known as Krypto Ventures, Inc, and KryptoBank Co., a related party in the principal amount of $25,000 which loan has an interest rate of 12% per annum and a maturity date of June 28, 2022. For the six months ended June 30, 2022, the Company recorded $698 of interest income in relation to this note. On April 1, 2022, the note receivable and interest receivable totalling $27,218 were converted into 68,045 shares of common stock of Descrypto Holdings, Inc. common stock (See Notes 3 and 5).

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022

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

For the three and six months ended June 30, 2022, the Company recorded $0 and $3,308 in accreted interest income in relation to this note. The remaining discount as of June 30, 2022 is $0. For the three and six months ended June 30, 2022, the Company recorded $2,967 and $5,901 of interest income in relation to this note.

Note 7 – Related Party Transactions

The Company’s CEO earns $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $60,000 and $60,000 for the six months ended June 30, 2022 and 2021, respectively, and $30,000 and $30,000 for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, $911,659 and $851,659, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 9). The note is currently in default and has an accrued interest balance of $69,009.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $29,081.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For the three months ended June 30, 2022 and 2021, the Company recorded $1,705 and $17 of amortization of debt discount. For the six months ended June 30, 2022 and 2021, the Company recorded $3,428 and $17 of amortization of debt discount. As of June 30, 2022, the remaining discount on the note is $0 and the Company has accrued interest of $6,418.

BALANCE LABS, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022

(Unaudited)

As of June 30, 2022, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the $53,192 convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $411,628 on the loans. $1,711,091 of these loans are in default as of June 30, 2022.

On July 27, 2016, the Company signed a sublease (the “Master Lease”) with an entity partially owned by a related party to sub-lease approximately 2200 square feet located at 1691 Michigan Ave, Miami Beach, Florida 33139, beginning August 1, 2016 and ending December 31, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, the Company was made aware that the Master Lease for the office space was in default. Consequently, the Company ceased payments. On or about March 31, 2017, the Company was served with an eviction notice as the Master Lease was still in default. The Company has partially settled the claim under the sublease and has $16,725 accrued on its books to cover any further claims. Beginning October 2020, the Company is leasing a virtual office with a new landlord: Spaces, paying only $99.75 per month. The lease was terminated on October 2021. Rent expense for the three months ended June 30, 2022 and 2021, was $0 and $300, respectively. Rent expense for the six months ended June 30, 2022 and 2021, was $0 and $599, respectively.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of June 30, 2022, accrued interest on the note is $16,018. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and has been fully amortized.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings Inc., a related party, in exchange for consulting services provided in the past and as part of an agreement between both parties. The shares are valued at $1 each. The shares received have not been registered for resale and must be sold pursuant to an exemption from the registration requirements of the Securities and Exchange Commission. Each share valued at $1 each based on a recent cash price of the related party. The investment is reflected on the consolidated balance sheet as an investment in a related party. On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by Securities and Exchange Commission. This investment is recorded at fair value as available-for-sale securities as of June 30, 2022 and December 31, 2021, with the gains and losses being recorded through other income (expense) on the consolidated income statement for the three and six months then ended.

For the three months ended June 30, 2022 and 2021, the Company generated $67,500 and $0, respectively in revenue – related party.

For the six months ended June 30, 2022 and 2021, the Company generated $135,000 and $0, respectively in revenue – related party.

As of June 30, 2022 and December 31, 2021, there was $45,000 and $22,500, respectively, of accounts receivable- related party.

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

As of June 30, 2022

(Unaudited)

Note 9 – Convertible Notes and Notes Payable

Notes Payable

As of June 30, 2022, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the $53,192 convertible notes discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $411,628 on the loans. $1,711,091 of these loans are in default as of June 30, 2022.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $29,081.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of June 30, 2022, accrued interest on the note is $16,018. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount. As of December 31, 2020, the debt discount was fully amortized.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $33,232 as of June 30, 2022.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of June 30, 2022, accrued interest on the note is $312,466. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the three months ended June 30, 2021 and 2022, the Company amortized $2,835 and $2,835, respectively of debt discount. During the six months ended June 30, 2021 and 2022, the Company amortized $5,670 and $5,670, respectively of debt discount. As of June 30, 2022, the remaining debt discount was $25,515.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $69,009 as of June 30, 2022.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For the three months ended June 30, 2022 and 2021, the Company recorded $1,705 and $17 of amortization of debt discount. For the six months ended June 30, 2022 and 2021, the Company recorded $3,428 and $17 of amortization of debt discount. As of June 30, 2022, the remaining discount on the note is $0 and the Company has accrued interest of $6,418.

Note 10 - Subsequent Event

On July 18, 2022, the Board of Directors of the Company appointed Ari Feldman to serve as the Company’s CFO, effective July 18, 2022. In connection with the appointment, Mr. Feldman will receive $21,000 annually as compensation for his duties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the three and six months ended June 30, 2022 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Amendment No. 1 to Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

In November 2018, the Company acquired a non-controlling minority interest in a new start-up company, iGrow Systems, Inc. As of June 30, 2022 , this investment has no value based on the equity method of accounting. iGrow Systems, Inc., is developing a plant growing device for home use.

Our primary requirement for funding is for working capital in order to accommodate temporary negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021.

Overview

We reported a net loss of $207,427 and of $185,190 for the three months ended June 30, 2022 and 2021, respectively. This represents a difference of $22,237, or 12.01%, primarily due to increases in revenues from related party and in the unrealized loss of available for sale securities.

Revenues - Related Party

For the three months ended June 30, 2022 and June 30, 2021, we generated $67,500 and $0 , respectively in revenue. The primary reason or the increase in revenue was due to consulting agreement with EZFill Holdings, Inc. Our president, CEO, CFO and Chairman of the Board is also the former president of EZFill Holdings, Inc. and owns approximately 28% of EZ Fill’s outstanding common stock as of June 30, 2022.

General and Administrative Expenses

General and administrative expenses were $7,256 and $11,908 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $4,652 or 39.07% primarily due to a lease termination in October 2021 and a decrease in advertising and promotion expense.

Professional Fees

Professional fees were $31,248 and $15,620 for the three months ended June 30, 2022 and 2021, respectively, an increase of $15,628 or 100.05% due to increase in accounting fees for the quarter.

Other Income and Expense

Other expenses for the three months ended June 30, 2022 was $195,894. Other expense for the three months ended June 30, 2021 was $89,557. This represents a difference of 118.74% which was attributable to an unrealized loss from available for sale securities, net loss allocated from equity method investees and interest expense offset by accreted interest income and interest income on note receivable.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the three months ended June 30, 2022 was $99,649. Unrealized loss on available for sale securities for the three months ended June 30, 2021 was $15,000. This represents an increase of $84,649 or 564.33% attributable to a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investees

Net Loss allocated from Equity Method Investee for the three months ended June 30, 2022 and June 30, 2021 was $41,102 and $32,142, respectively. This represents a increase of $8,960 or 27.88% primarily due to increases in operating expenses by the investees.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021.

Overview

We reported a net loss of $429,389 and of $368,363 for the six months ended June 30, 2022 and 2021, respectively. This represents a difference of $61,026, or 16.57%, primarily due to increases in revenues from related party and in the unrealized loss of available for sale securities.

Revenues - Related Party

For the six months ended June 30, 2022 and June 30, 2021, we generated $135,000 and $0, respectively in revenue. The primary reason or the increase in revenue was due to consulting agreement with EZFill Holdings, Inc. Our president, CEO, CFO and Chairman of the Board is also the former president of EZFill Holdings, Inc. and owns approximately 28% of EZ Fill’s outstanding common stock as of June 30, 2022.

General and Administrative Expenses

General and administrative expenses were $11,295 and $17,808 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $6,513 or 36.57% due to a lease termination in October 2021 and a decrease in advertising and promotion expense.

Professional Fees

Professional fees were $75,460 and $40,650 for the six months ended June 30, 2022 and 2021, respectively, an increase of $34,810 or 85.63% due to increase in accounting fees for the quarter.

Other Income and Expense

Other expenses for the six months ended June 30, 2022 was $383,813. Other expense for the six months ended June 30, 2021 was $177,409. This represents a difference of 116.34% which was attributable to an unrealized loss from available for sale securities, net loss allocated from equity method investees and interest expense offset by proceeds from sale of investment and accreted interest income and interest income on note receivable.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the six months ended June 30, 2022 was $231,184. Unrealized loss on available for sale securities for the six months ended June 30, 2021 was $20,500. This represents an increase of $210,684 or 1,027.73% attributable to a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investees

Net Loss allocated from Equity Method Investee for the six months ended June 30, 2022 and June 30, 2021 was $47,256 and $53,148, respectively. This represents a decrease of $5,892 or 11.09% primarily due to increase in operating expenses by the investees.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Cash	$227,769	$227,558
Working capital (deficiency)	$(3,686,739)	$(3,513,015)

Availability of Additional Funds

Except for the monthly consulting fee to our CEO and Chairman of the Board, as described elsewhere in this annual report, we currently do not have any material commitments for capital expenditures. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need additional capital. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients.

As of June 30, 2022, the Company had a working capital deficiency of $3,686,739. The Company provided cash in operations of $211. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced positive cash flows from operating activities for the six months ended June 30, 2022 in the amount of $211 and negative cash flows for the six months ended June 30, 2021, in the amount of $185,053, respectively. This was primarily due to a net loss of $429,389 primarily offset by an unrealized loss on the value of an investment by $231,184, change in accounts receivable of $22,500, change in interest receivable of $7,690, change in accounts payable and accrued expenses by $115,561, change in accounts payable and accrued expenses -related party of $60,000, net loss from equity method investees of $46,030, and accumulated losses on unconsolidated interest in excess of investment of $1,226.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 and June 30, 2021 was $0 and $128,500, respectively. During the six months ended June 30, 2021, cash used in investing activities was $119,000 as a note receivable to an unrelated party and improvements on the existing Krypto Ventures Inc, formerly known as KryptoBank website for $9,500.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 and June 30, 2021 was $0 and $417,500, respectively. Cash provided by financing activities during the six months ended June 30, 2021 was $442,500 from related parties and the Company also used $25,000 to fully pay an outstanding convertible note payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies  its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities.

Notes Payable

As of June 30, 2022, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the $53,192 convertible notes discussed below. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $411,628 on the loans. $1,711,091 of these loans are in default as of June 30, 2022.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $29,081.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of June 30, 2022, accrued interest on the note is $16,018. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount. As of December 31, 2020, the debt discount was fully amortized.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $33,232 as of June 30, 2022.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $69,009 as of June 30, 2022.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For the three months ended June 30, 2022 and 2021, the Company recorded $1,705 and $17 of amortization of debt discount. For the six months ended June 30, 2022 and 2021, the Company recorded $3,428 and $17 of amortization of debt discount. As of June 30, 2022, the remaining discount on the note is $0 and the Company has accrued interest of $6,418.

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

BALANCE LABS, INC.

Date: August 24, 2022	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer (Principal Executive Officer)

Date: August 24, 2022	By:	/s/ Ari Feldman
Ari Feldman Chief Financial Officer (Principal Financial and Accounting Officer)

