Form 10-Q
period 2022-09-30
Balance Labs, Inc.
filed 2022-11-21
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 21, 2022, there were [21,674,000] shares outstanding of the registrant’s common stock.

BALANCE LABS, INC. AND SUBSIDIARIES

FORM 10-Q

2

Explanatory Note:

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, however, the registrant is not subject to such fling requirements and is making such filings on a voluntary basis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$269,740	$227,558
Accounts receivable	22,500	22,500
Interest receivable	21,958	12,932
Note receivable, net of discount of $0 and $3,308 as of September 30, 2022, and December 31, 2021 and allowance of $141,000 and $0	-	162,692
Total Current Assets	314,198	425,682

Other Assets
Due from related party	-	20,000
Investment at fair value - related party	245,533	550,057
Investment at fair value	-	18,812
Total Other Assets	245,533	588,869

Total Assets	$559,731	$1,014,551

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,157,085	$1,010,028
Accounts payable - related party	911,659	851,659
Short -term advances - related party	1,673,558	1,673,558
Convertible note payable	25,000	25,000
Convertible notes payable - related party, net of debt discount of $0 and $3,428 as of September 30, 2022, and December 31, 2021	173,192	169,764
Notes payable - related party - net of debt discount of $0 and $0 as of September 30, 2022, and December 31, 2021	106,850	106,850
Accumulated losses of unconsolidated investees in excess of investment	-	101,838
Total Current Liabilities	4,047,344	3,938,697

Long Term Liabilities
Convertible note payable, net of debt discount of $22,680 and $31,185 as of September 30, 2022, and December 31, 2021	477,320	468,815
Total Long Term Liabilities	477,320	468,815

Total Liabilities	4,524,664	4,407,512

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2022, and December 31, 2021	-	-
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	2,167	2,167
Additional paid-in capital	810,048	810,048
Accumulated deficit	(4,777,148)	(4,205,176)
Stockholders’ Deficit	(3,964,933)	(3,392,961)

Total Stockholders’ Deficit	(3,964,933)	(3,392,961)

Total Liabilities and Stockholders’ Deficit	$559,731	$1,014,551

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues - related party	$67,500	$200,000	$202,500	$200,000

Costs and expenses
General and administrative expenses	4,764	7,386	16,060	25,194
Professional fees	10,000	28,579	85,461	69,229
Salaries and wages	10,090	33,851	43,911	106,347
General and administrative expenses - related party	-	30,000	60,000	90,000
Total operating expenses	24,854	99,816	205,432	290,770

Income (Loss) from operations	42,646	100,184	(2,932)	(90,770)

Other income (expense)
Unrealized gain (loss) on available for sale securities	(73,054)	3,090,000	(304,238)	3,069,500
Loss from sale of investment	(287)	-	-	-
Net loss allocated from equity method investee	-	(19,608)	(43,812)	(72,756)
Bad debt expense on note receivable	(141,000)		(141,000)
Accreted interest income and interest income on note receivable	3,555	14,739	11,110	37,479
Gain on disposal of non-controlling investment	83,064	-	83,064	-
Interest expense (includes amortization of debt discount)	(57,507)	(58,477)	(174,164)	(184,978)
Impairment of an investment		(195,000)		(195,000)
Gain on forgiveness of PPP loan	-	34,759	-	34,759
Gain on deconsolidation of Krypto Ventures, Inc.	-	153,907	-	153,907
Total other income (expense) - net	(185,229)	3,020,320	(569,040)	2,842,911

Net Income (loss)	$(142,583)	$3,120,504	$(571,972)	$2,752,141

Net loss attributable to non-controlling interest	$-	$(8,204)	$-	$(12,708)

Net Income (Loss) Income attributable to the Company	$(142,583)	$3,128,708	$(571,972)	$2,764,849

Net Income (Loss) per share - basic	$0.00	$0.14	$(0.02)	$0.13

Net Income (Loss) per share - diluted	$0.00	$0.13	$(0.02)	$0.13

Weighted average number of shares - basic	21,674,000	21,674,000	21,674,000	21,674,000

Weighted average number of shares - diluted	21,674,000	25,039,133	21,674,000	21,674,000

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit)

For the Three Months Ended September 30, 2022, and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 30, 2022 (Unaudited)	21,674,000	$2,167	$810,048	$(4,634,565)	$(3,822,350)

Net loss	-	-	-	(142,583)	(142,583)

Balance September 30, 2022 (Unaudited)	21,674,000	$2,167	$810,048	$(4,777,148)	$(3,964,933)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Interest	Deficit	(Deficit)

Balance June 30, 2021 (Unaudited)	21,674,000	$2,167	$810,048	$(58,446)	$(3,705,689)	$(2,951,920)

Net Income (loss)	-	-	-	(8,204)	3,128,708	3,120,504

Balance September 30, 2021 (Unaudited)	21,674,000	$2,167	$810,048	$(66,650)	$(576,981)	$168,584

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2022, and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2021	21,674,000	$2,167	$810,048	$(4,205,176)	$(3,392,961)

Net loss	-	-	-	(571,972)	(571,972)

Balance September 30, 2022(Unaudited)	21,674,000	$2,167	$810,048	$(4,777,148)	$(3,964,933)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	(Deficit)

Balance December 31, 2020	21,674,000	$2,167	$806,249	$(53,942)	$(3,341,830)	$(2,587,356)

Beneficial conversion			3,799			3,799

Net (loss)	-	-	-	(12,708)	2,764,849	2,752,141

Balance September 30, 2021(Unaudited)	21,674,000	$2,167	$810,048	$(66,650)	$(576,981)	$168,584

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities
Net Income (loss) - including non-controlling interest	$(571,972)	$2,752,141
Adjustments to reconcile net income (loss) to net cash (used) provided by operations
Amortization of debt discount	11,933	10,305
Amortization of expense on note receivable	(3,309)	(28,530)
Depreciation expense	-	80
Amortization of website development costs	-	1,336
Impairment of an investment		195,000
Net loss from equity method investment	43,812	14,278
Unrealized (gain) on available - for - sale securities	304,524	(3,069,500)
Bad debt on note receivable	141,000	-
Gain on disposal of non-controlling investment	(83,064)	-
Gain on deconsolidation of subsidiary (Krypto Ventures, Inc.)	-	(153,907)
Gain on forgiveness of PPP loan	-	(34,500)
Changes in operating assets and liabilities
Prepaids	-	25,000
Increase (decrease) in
Accounts payable and accrued expenses	147,058	93,716
Accounts payable and accrued expenses - related party	60,000	90,000
Accumulated losses on unconsolidated investees in excess of investment	1,226	58,478
Net cash from (used in) operating activities	51,208	(61,883)

Investing activities
Notes receivable	-	(119,000)
Interest receivable	(9,026)	(7,890)
Website development cost	-	(9,500)
Advance to a related party	-	(5,142)
Cash disposed in deconsolidation of subsidiary	-	(53,178)
Net cash used in investing activities	(9,026)	(194,710)

Financing activities
Payment of convertible note payable	-	-
Payment of from issuance of note payable	-	(25,000)
Proceeds from issuance of note payable, related party	-	25,000
Proceeds from issuance of convertible note payable, related party, net	-	50,000
Proceeds from short term advances, related parties	-	407,500
Net cash provided by financing activities	-	457,500

Net increase in cash	42,182	216,687

Cash and cash equivalents - beginning of period	227,558	5,632

Cash and cash equivalents - end of period	$269,740	$222,319

Supplemental disclosure of cash flow information
Cash paid for interest	$27,218	$27,782
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Investment at fair value received from issuance of note receivable	$-	$43,000
Beneficial conversion features on convertible notes payable - related party	$-	$3,799

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

BALANCE LABS, INC. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

As of September 30, 2022

(Unaudited)

Note 1 – Business Organization and Nature of Operations

Balance Labs, Inc. (“Balance Labs” or the “Company”) was incorporated on June 5, 2014, under the laws of the State of Delaware. Balance Labs is a consulting firm that provides business development and consulting services to start up and development stage businesses. The Company offers services to help businesses in various industries improve and fine tune their business models, sales and marketing plans and internal operations as well as make introductions to professional services such as business plan writing, accounting firms and legal service providers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of September 30, 2022, and the unaudited condensed consolidated results of its operations and cash flows for the nine months ended September 30, 2022. The unaudited condensed consolidated results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 31, 2022.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company provided $51,208 of cash in operating activities during the nine months ended September 30, 2022, and currently has $269,740 in cash as of September 30, 2022. Additionally, at September 30, 2022, the Company had an accumulated deficit of $4,777,148 and a working capital deficit of $3,695,211.

There is substantial doubt about the Company to continue as a going concern. The Company without additional sources of debt or equity capital would potentially need to cease operations. Management plans to seek to raise additional capital within the next twelve months that is expected to sustain its operations for the next year. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. In addition, the Company expects to begin a marketing campaign to market and sell its services. There can be no assurance that such a plan will successful.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Reclassification

Non-controlling interest related to the deconsolidated of KryptoBank was re-classed to retained earnings. This reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At September 30, 2022, and December 31, 2021, the Company has $2,000 in cash equivalents, respectively.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2022

(Unaudited)

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

Joint Venture

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest.

For the nine months ending September 30, 2022, the investment in iGrow Systems Inc was disposed and we recognized a gain of $83,064 on the investment in iGrow Systems which is included as Gain on disposal of non-controlling interest on the accompanying statement of operations. iGrow Systems Inc has closed and is no longer in operations as of September 30, 2022.

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

The Company recognizes consulting income when the consulting services are performed, which occurs at a point in time. Additionally, at the time services are performed, the Company has satisfied its single performance obligation.

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2022

(Unaudited)

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of September 30, 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2019, 2020, and 2021 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in Bang Holdings, Corp as available-for-sale securities, therefore, in 2021 the unrealized gain (loss) on the available-for-sale securities has been recorded in other income on the condensed consolidated statements of operations.

The Company accounts for its investment in EZFill Holdings, Inc. as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized gain (loss) on the available-for-sale securities during the three and nine months ended September 30, 2022, and 2021 has been recorded in Other Income.

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2022

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

The Company holds one investment as of September 30, 2022, and two investments as of December 31, 2021.

In 2021, our investment in Bang Holdings Corp., was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings, Inc, a related party, for past services, with each share valued at $1 each. At the time of acquiring these shares, EZFill Holdings, Inc. was not a publicly traded company.

On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by the U.S. Securities and Exchange Commission. As a result of becoming a publicly traded company, our investment is now recorded at fair value as available-for-sale securities on September 30, 2022, with the gains and losses being recorded through other income on the consolidated statements of operations for the three and nine months then ended.

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

● $200,000,

● During the first year of the agreement, $25,000 per month, with the 1st payment due 30 days after the completion of the Company’s IPO,

● During the second year of the agreement, $22,500 per month; and

● On each anniversary of the agreement, 500,000 shares of common stock

At September 30, 2022, the Company owned 398,592 shares and the fair value of the investment in EZFill Holdings, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $245,533 ($0.62/share). Recorded an adjustment of $304,238 for the nine months ending September 30, 2022, as unrealized loss on securities.

Investments

The Company owned a majority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc. (“W Tech”), an unrelated party in a Share Exchange Agreement. As of September 30, 2021, the investment has a fair value of $0, due to the stock being illiquid, and it is recorded on our consolidated balance sheet using the equity method. During three and nine months ended September 30, 2022, the Company had no unrealized gain or losses from this investment. On November 17, 2021, W Tech repurchased all the shares owned by the Company and the Company no longer owns any portion of Krypto Ventures Inc.’s and W Tech’s outstanding shares of common stock (see Note 9).

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party (see Note 5). As of September 30, 2022, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During each three and nine months ended September 30, 2022, the Company recorded $0 and $14,278, respectively, of unrealized loss from this investment.

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2022

(Unaudited)

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

Consideration
Shares of common stock 119,584,736 - W Technologies, Inc.	$-

Fair value of consideration received	$-

Recognized amounts of identifiable assets sold and liabilities assumed by W Tech:

Cash	$53,178
Trademark	2,835
Intangible assets – net	9,500
Total assets assigned to W Tech	65,513

Accounts payable and accrued expenses	56,489
Due to Related Party	25,764
Due to Lyons Capital, LLC	25,000
Note payable	112,167
Total liabilities assumed by W Tech	219,420

Total net liabilities assumed by W Tech	153,907

Gain on deconsolidation of Krypto Ventures, Inc.	$153,907

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of September 30, 2022, and December 31, 2021, the carrying value of marketable securities was $245,533 and $318,874, respectively. The securities are included in the Investment at Fair Value – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by Securities and Exchange Commission. The Company has reclassified this investment from Level 3 to Level 1 asset on the fair value hierarchy because the investment is valued based on quoted market price using observable inputs.

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

The Company had a non-controlling interest of 43.15% in iGrow Systems Inc., which is not included in this consolidation for the periods ended September 30, 2022, and 2021, respectively.

The Company has a non-controlling interest of 46.10% in W Technologies, which is not included in this consolidation for the periods ended September 30, 2022, and 2021, respectively.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2022

(Unaudited)

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 40,000 and 740,000 warrants and 3,698,494 and 3,358,644 shares from convertible notes payable for the nine months ended September 30, 2022, and 2021, respectively.

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

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2022

(Unaudited)

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2022.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$245,533	$245,533	$-	$-
Total Assets measured at fair value	$245,533	$245,533	$-	$-

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2021.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$550,057	$-	$-	$550,057
Fair-value – equity securities-RP	18,812			18,812
Total Assets measured at fair value	$568,869	$-	$-	$568,869

The Company accounts for its investment in EzFill Holdings, Inc. (“EzFill”) as available-for-sale securities. As of September 30, 2022, the Company reclassified its EzFill investment of $245,533 of available-for-sale securities previously reported as Level 3 to Level 1 assets on the fair value hierarchy because the investment is valued based on quoted market price using observable inputs after an IPO on September 14, 2021.

The Company accounts for its investment in Bang Holdings, Corp as available-for-sale securities as level 3 due to unobservable inputs in which little or no market data exists. In 2021, the investment in Bang Holdings Corp. was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000 in 2021.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2022, and September 30, 2021, advertising, marketing, and promotion expense was $48 and $3,730, respectively. For the three months ended September 30, 2022, and September 30, 2021, advertising, marketing, and promotion expense was $48 and $401, respectively.

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

Property and equipment as of September 30, 2022, and December 31, 2021 consisted of the following:

	September 30, 2022 (unaudited)	December 31, 2021
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	(11,316)	(11,316)
Property and Equipment, net	$-	$-

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2022

(Unaudited)

Depreciation expense for the three months ended September 30, 2022, and 2021 totaled $0 and $0, respectively.

Depreciation expense for the nine months ended September 30, 2022, and 2021 totaled $0 and $80, respectively.

During the nine months ended September 30, 2021, the Company incurred $9,500 of capitalized costs towards the update of the website which was deconsolidated on July 29, 2021 (See Note 3).

During the three and nine months ended September 30, 2022, the Company recorded $0 of amortization on website development costs.

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

Warrants

On October 3, 2019, the Company received $40,000 from The Sammy Farkas Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020, or upon the Company raising $500,000 from outside investors, whichever occurs first. In conjunction with The Sammy Farkas Foundation agreement the Company issued warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on October 10, 2022.

The following tables summarize warrants outstanding as of September 30, 2022, and the related changes during the periods are presented below.

Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2021	40,000	$1.00
Granted
Exercised	-	-
Expired

Balance at September 30, 2022 (unaudited)	40,000	$1.00

As of September 30, 2022, the warrants had no intrinsic value.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2022

(Unaudited)

Note 5 – Note Receivable

On June 29, 2021, Balance Labs Inc. made a loan to Krypto Ventures, Inc, formerly known as KryptoBank Co., a related party in the principal amount of $25,000 which loan has an interest rate of 12% per annum and a maturity date of June 28, 2022. For the three and nine months ended September 30, 2021, the Company recorded $757 and $765, respectively of interest income in relation to this note. This note was converted into equity in 2021

In 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $141,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a fair value of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. The Company recorded an allowance of 100% against this receivable.

For the three and nine months ended September 30, 2022, the Company recorded $11,244 and $8,654 in accreted interest income, respectively. The remaining discount as of September 30, 2022, is $0. For the three and nine months ended September 30, 2022, the Company recorded $5,343 and $11,244 respectively of interest income in relation to this note.

Note 6 – Related Party Transactions

The Company’s CEO earned $10,000 per month through June 30, 2022. This monthly compensation was terminated effective June 30, 2022. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $60,000 and $90,000 for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, and December 31, 2021, $911,659 and $851,659, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 8). The note is currently in default and has an accrued interest balance of $72,033.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $30,429.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022, or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For each three and nine months ended September 30, 2022, the Company recorded $1,783 and $1,800, respectively, of amortization of debt discount. As of September 30, 2022, the remaining discount on the note is $0 and the Company has accrued interest of $1,644.

On July 9, 2021, Krypto Ventures, Inc. formerly known as KryptoBank Co. issued an unsecured promissory note in the amount of $25,000 to Lyons Capital LLC, a significant shareholder of Krypto Ventures, Inc. The note carries an interest rate of 12% and is due on the earlier of July 8, 2022, or the date on which Krypto Ventures, Inc. raises at least $200,000. As of July 29, 2021, the Company has accrued interest of $7,129. The note and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc. on July 29, 2021 (See Notes 3 and 8).

On June 29, 2021, Balance Labs Inc. made a loan to Krypto Ventures, Inc, formerly known as KryptoBank Co., a related party in the principal amount of $25,000 which loan has an interest rate of 12% per annum and a maturity date of June 28, 2022. For the three and nine months ended September 30, 2022, the Company recorded $757 and $765, respectively of interest income in relation to this note. This note was converted into equity in 2021.

As of September 30, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $443,218 on these loans. The total outstanding including accrued interest total $1,721,391 which are in default as of September 30, 2022.

Krypto Ventures Inc, formerly known as KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the years ended December 31, 2018, and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of July 29, 2021, is $112,167. The Company had accrued interest of $38,886 as of July 29, 2021, The notes and accrued interest were deconsolidated on July 29, 2021 as part of deconsolidation of Krypto Ventures, Inc. (See Notes 3 and 8).

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2022

(Unaudited)

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020, or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of September 30, 2021, accrued interest on the note is $12,427. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount which has been fully amortized.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings Inc., a related party, in exchange for consulting services provided in the past and as part of an agreement between both parties. The shares are valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. The investment is reflected on the consolidated balance sheet as an investment in a related party. On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by Securities and Exchange Commission. This investment is recorded at fair value as available-for-sale securities as of September 30, 2022, and using cost method as of December 31, 2021, with the gains and losses being recorded through other income on the consolidated income statement for the periods then ended.

During January 2021, The Farkas Group, a related party, loaned the Company $73,500, unsecured, for one year and one day at an interest rate of 8% and currently in default.

During February 2021, The Farkas Group, a related party, loaned the Company $165,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

During March 2021, The Farkas Group, a related party, loaned the Company $10,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

During April 2021, The Farkas Group, a related party, loaned the Company $82,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

During May 2021, The Farkas Group, a related party, loaned the Company $10,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

During June 2021, The Farkas Group, a related party, loaned the Company $52,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

During August 2021, The Farkas Group, a related party, loaned the Company $15,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2022

(Unaudited)

Note 7 – Convertible Notes and Notes Payable

Notes Payable

As of September 30, 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $443,218 on these loans. The total outstanding including accrued interest total $1,721,391 which are in default as of September 30, 2022.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020, or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of September 30, 2021, accrued interest on the note is $12,427. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount which has been fully amortized.

On May 7, 2020, the Company (the “Borrower”) received a note payable in the amount of $34,500 from Wells Fargo Bank (the “Lender”) as part of the Paycheck Protection Program under the CARES Act. The interest rate is 1%. Payments shall be due and payable monthly in the amount of $1,463.85 commencing in September 2021. The note shall mature on May 3, 2022, at which time all unpaid principal, accrued interest, and any other unpaid amounts shall be due and payable in full. Unless otherwise agreed, all sums received from the borrower may be applied to interest, fees, principal, or any other amounts due to Lender in any order at Lender’s sole discretion. The Borrower may apply for the loan to be forgiven in whole or in part. As of September 30, 2021, the accrued interest on the note is $259. Furthermore, the Company applied for Loan Forgiveness. On August 13, 2021, the Company received notification that the loan along with accrued interest were fully forgiven.

During January 2021, The Farkas Group, a related party, loaned the Company $73,500, unsecured, for one year and one day at an interest rate of 8% and currently in default.

During February 2021, The Farkas Group, a related party, loaned the Company $165,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

During March 2021, The Farkas Group, a related party, loaned the Company $10,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

During April 2021, The Farkas Group, a related party, loaned the Company $82,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

During May 2021, The Farkas Group, a related party, loaned the Company $10,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

During June 2021, The Farkas Group, a related party, loaned the Company $52,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

On August 4, 2021, The Farkas Group, a related party, loaned the Company $15,000, unsecured for one year and one day at an interest rate of 8% and currently in default.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2022

(Unaudited)

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. On April 14, 2021, the Company paid the full balance of the note, for a total of $52,545 which included $27,545 of accrued interest.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017, bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of September 30, 2021, accrued interest on the note is $262,354. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024, in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the three and nine months ended September 30, 2022, the Company amortized $2,835 and $8,505 of debt discount. During the three and nine months ended September 30, 2022, the Company amortized $2,835 and $8,505 of debt discount. As of September 30, 2022, the remaining debt discount was $17,010.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $72,033 as of September 30, 2022.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022, or upon the Company raising $250,000 from investors, whichever occurs first and is currently in default. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. For each three and nine months ended September 30, 2022, the Company recorded $0 and $1,705, respectively, of amortization of debt discount. As of September 30, 2022, the remaining discount on the note is $0 and the Company has accrued interest of $6,418.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the three and nine months ended September 30, 2022 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on to Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We were incorporated on June 5, 2014, under the laws of the State of Delaware. We are a consulting firm that provides   business development and consulting services to start-up and development-stage companies. Our business model is to provide businesses in various industries with customized consulting services to meet their business needs and help them improve their business models, sales and marketing plans and internal operations, as well as introduce these businesses to experienced professional contacts that would be vital to the success of these companies.

The Company is not a registered investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and does not engage primarily, in the business of investing, reinvesting, or trading in securities. The Company is not managed like an active investment vehicle, is not an investment company registered under the 1940 Act and is not required to register under the 1940 Act.

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

The Company incorporated or formed nine subsidiaries since 2016, Balance Labs, LLC, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co. Krypto Ventures Inc, formerly known as KryptoBank Co., a former subsidiary. Except for Krypto Ventures Inc, formerly known as KryptoBank Co. all of the subsidiaries are wholly owned by the company. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies Inc.), an unrelated party in a Share Exchange Agreement. As a result, Krypto Ventures, Inc. has been deconsolidated and is no longer our subsidiary.

In November 2018, the Company acquired a non-controlling minority interest in a new start-up company, iGrow Systems, Inc. As of September 30, 2022, this investment has no value based on the equity method of accounting. iGrow Systems, Inc.

Our primary requirement for funding is for working capital in order to accommodate temporary negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021.

Overview

We reported a net loss of $571,972 and net income of $2,752,141 for the nine months ended September 30, 2022, and 2021, respectively. This represents a difference of $3,324,113, or 120%, primarily due to in the prior period we recognized unrealized gain of available on sale of security.

Revenues

For the nine months ended September 30, 2022, and September 30, 2021, we generated $202,500 and $200,000, respectively in revenue. The primary reason for the increase in revenue was due to monthly consulting income received from EZFill Holdings, Inc.

General and Administrative Expenses

General and administrative expenses were $16,060 and $25,194 for the nine months ended September 30, 2022, and 2021, respectively, a decrease of $9,134 or 36% primarily due to a lease termination in October 2021 and a decrease in advertising and promotion expense.

General and administrative expenses - related party

General and administrative expenses were $60,000 and $90,000 for the nine months ended September 30, 2022, and 2021, respectively, a decrease of $30,000 or 33% primarily due to the Company hiring a CFO in the 3rd Quarter of 2022 and terminating the $10,000 a month compensation to a related party.

Professional Fees

Professional fees were $85,461 and $69,229 for the nine months ended September 30, 2022, and 2021, respectively, an increase of $16,232 or 23% due to increase in accounting fees for the period

Other Income and Expense

Other expense for the nine months ended September 30, 2022, was $569,040. Other income for the nine months ended September 30, 2021, was $2,842,911. This represents a difference of 117% which was attributable to an increase in borrowing from related parties, amortization of debt discount and unrealized (loss) from available for sale securities, offset by accreted interest income and interest income on note receivable and gain on deconsolidation of Krypto Ventures, Inc.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the nine months ended September 30, 2022, was $304,238. Unrealized gain on available for sale securities for the nine months ended September 30, 2021, was $3,069,500. This represents an decrease of $3,354,016 or 109% attributable to a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the nine months ended September 30, 2022, and September 30, 2021 was $43,812 and $72,756 respectively, an decrease of 25,501 or 35% primarily due to a less expenses from operating expenses by the investees.

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021.

Overview

We reported a net loss of $142,583 and a net income of $3,128,708 for the three months ended September 30, 2022, and 2021, respectively. This represents a difference of $3,271,291, or 104%, primarily due to a decrease of revenues and decrease in the unrealized gain of available for sale securities.

Revenues – Related Party

For the three months ended September 30, 2022, and September 30, 2021, we generated $67,500 and $200,000, respectively in revenue. The primary reason for the decrease in revenue was due to a special consulting project in the prior period with EZFill Holdings, Inc. Our president, CEO and Chairman of the Board is also the former president of EZFill Holdings, Inc. and owns approximately 28% of EZ Fill’s outstanding common stock as of September 30, 2022.

General and Administrative Expenses

General and administrative expenses were $4,764 and $7,386 for the three months ended September 30, 2022, and 2021, respectively, a decrease of $2,622 or 35% primarily due to a lease termination in October 2021 and a decrease in advertising and promotion expense.

General and administrative expenses - related party

General and administrative expenses were $0 and $30,000 for the nine months ended September 30, 2022, and 2021, respectively, a decrease of $30,000 or 100% primarily due to the Company hiring a CFO in the 3rd Quarter of 2022 and terminating the $10,000 a month compensation to a related party.

Professional Fees

Professional fees were $10,000 and $28,579 for the three months ended September 30, 2022 and 2021, respectively, an decrease of $18,579 or 65% due to decrease in accounting fees for the quarter.

Other Income and Expense

Other expenses for the three months ended September 30, 2022, were $185,229. Other income for the three months ended September 30, 2021, were $3,020,320. This represents a difference of 106% which was attributable to an unrealized loss from available for sale securities and interest expense, offset by proceeds from sale of investment, accreted interest income and interest income on note receivable.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the three months ended September 30, 2022, was $73,054. Unrealized gain on available for sale securities for the three months ended September 30, 2021, was $3,090,000. This represents a decrease of $3,163,054 or 102% attributable to a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the three months ended September 30, 2022, and September 30, 2021 was $0 and $19,608, respectively. This represents a increase of $19,608 or 100% primarily due to decrease in operating expenses by the investee.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Cash	$269,740	$227,558
Working capital (deficiency)	$(3,733,146)	$(3,513,015)

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

As of September 30, 2022, the Company had a working capital deficiency of $3,733,146. The Company provided cash in operations of $42,182. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced positive cash flows from operating activities for the nine months ended September 30, 2022, in the amount of $42,182 This was primarily due to a net loss of $571,972 primarily offset by an unrealized loss on the value of an investment by $304,524, change in accounts payable and accrued expenses by $147,058, change in accounts payable and accrued expenses -related party of $60,000, net loss from equity method investee of $43,812, and accumulated gain on unconsolidated interest in excess of investment of $83,064.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022, and September 30, 2021 was $9,0260 and $194,710, respectively. During the nine months ended September 30, 2022, cash used in investing activities decreased due less investing transactions in the current period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022, and September 30, 2021 was $0 and $457,500, respectively. During the nine months ended September 30, 2022, cash used in investing activities decreased due less financing transactions in the current period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies  its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer  concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

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

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions subject to receiving funding for the Company’s business operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

Notes Payable

As of September 30, 2022, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the $53,192 convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $443,218 on the loans. $1,721,550 of these loans are in default as of September 30, 2022.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $30,429.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020, or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of September 30, 2022, accrued interest on the note is $17,227. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount. As of December 31, 2020, the debt discount was fully amortized.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest, which is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $325,069 as of September 2022.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $72.033 as of September 30, 2022.

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

BALANCE LABS, INC.

Date: November 21, 2022	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Ari Feldman
Ari Feldman Chief Financial Officer (Principal Financial and Accounting Officer)

