Form 10-K
period 2022-12-31
Balance Labs, Inc.
filed 2023-04-17
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (1,850,591 shares) computed by reference to the price at which the common equity was last sold, ($028) as of the last business day of the registrant’s most recently completed fourth fiscal quarter, December 31, 2022 $518,165.

As of April 17, 2023, the number of shares of common stock of the registrant outstanding is 21,674,000, par value $0.0001 per share.

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

The Company is led by our President, CEO and Chairman of the Board, Michael D. Farkas, who is a seasoned entrepreneur and has worked in corporate finance and in assisting and developing businesses in multiple industries for the past twenty-six (26) years.

Along with Mr. Farkas, our management team consists of experienced business people in high-tech fields such as telecommunications, EV Charging infrastructure, as well as the agricultural industry, specifically in the cultivation of olives and production of olive oil. Throughout the years while working with various companies, our management team recognized the need for an independent third-party company that could help developmental stage and startup businesses create and implement a viable business model, assist them in developing marketing, promotional and merchandising plans.

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

Services Pricing

The cost for consulting projects will depend on the scope of the project and time required to execute it. We may charge a flat fee based on the services that our clients request from us, an hourly rate, revenue share or a combination of the above in order to provide our clients with as many cost-effective options as possible. Additionally, all expenses incurred, including engaging third parties, travel as well as other approved expenses, will be passed through to the client for reimbursements.

Employees

We presently have no other employees other than our President and CEO Michael Farkas, Secretary, Carmen Villegas, CFO Ari Feldman and General Counsel, Yechiel Baron. Over time, we may hire employees and/or engage additional independent contractors to execute our projects. These decisions will be made by our officers when appropriate.

Government Regulation

Our business activities currently are subject to no regulation by government agencies other than that routinely imposed on corporate businesses. We do not anticipate any regulations specific to our business activities in the future.

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

Risks Related to Our Business

AN OCCURRENCE OF AN UNCONTROLLED EVENT SUCH AS THE COVID-19 PANDEMIC IS LIKELY TO NEGATIVELY AFFECT OUR OPERATIONS

A resurgence of COVID -19 pandemic may adversely impact our operations and demand for our services and our ability to find new clients. This is due in part to potential restrictions such as: social distancing requirements; stay at home orders and the shutdown of non-essential businesses and the impact these restrictions have on small businesses and their ability to generate revenues which effects their ability to afford our services.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING OR SUFFICIENT REVENUES, OUR BUSINESS WILL FAIL

We have had limited operations since our formation. There can be no assurance that management of the Company will be successful in completing the Company’s business development plan, devise a marketing plan to successfully reach the companies in this field or that the Company will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

Our current operating funds are less than necessary to complete the full development of our business plan, and we most likely will need to obtain additional financing in order to complete our business plan. We currently have minimal operations, and we are not currently generating revenue or net income.

The Company currently does not have sufficient funds to support its obligations. As a result, the Company will require additional financing to execute its business plan through raising additional capital and/or beginning to generate revenue.

We do not currently have any firm arrangements for financing, and we can provide no assurance to investors that we will be able to find such additional financing if required. Obtaining additional financing is subject to a number of factors, including current financial condition as well as general market conditions. These factors affect the timing, amount, terms or conditions of additional financing unavailable to us. And if additional financing is not arranged, the company faces the risk of going out of business. The Company’s management is currently engaged in actively pursuing multiple financing options to obtain the capital necessary to execute the Company’s business plan, however, there cannot be any assurance that additional funds will be available when needed from any source, or if available, will be available on terms that are acceptable to us.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. As discussed in the notes to the consolidated financial statements, these conditions raise substantial doubt from our independent auditor about our ability to continue as a going concern. Our plans regarding these matters are also described in the notes to our consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should our company be unable to continue as a going concern.

We will require additional capital to implement our business plan and support our operations. Currently, we have no established bank financing arrangements. Therefore, depending on the revenue growth rate, we may need to seek additional financing through a future private offering of our equity or debt securities, or through strategic partnerships and other arrangements with corporate partners. We believe we will be successful in these efforts; however, there can be no assurance we will meet our internal revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund our operations on terms agreeable to the company. These matters raise substantial doubt from our independent auditor about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern. We presently do not have enough cash on hand to sustain our operations. If we are unable to meet our internal revenue forecasts or obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

ADDITIONAL FINANCING MAY ADVERSLY EFFECT TO YOUR INTEREST

If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, we may also have to issue securities that may have rights, preferences, and privileges senior to our Common Stock. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.

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

SIGNIGFICANT COSTS TO BE A PUBLIC COMPANY

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations. Based on our management’s reasonable estimates, we anticipate that our cost of being a public company, including legal, audit costs, printing, filing fees and other costs will be between $50,000 and $75,000 per year.

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

DEPENDENCE ON KEY PERSONNEL

We will be dependent on services from our management team, including Chairman of the Board and CEO, Michael D. Farkas, CFO, Ari Feldman and Secretary, Carmen Villegas. The loss of our officers and/or key employees could have a material adverse effect on the operations and prospects of the Company. Our management is expected to handle all marketing and sales efforts and manage the operations. Their responsibilities include formalizing business arrangements with third party service providers, directing the development of the Company website and other online communication tools, and formulating marketing materials to be used during presentations and meetings. At this time, we do not have an employment agreement with Ms. Villegas though the Company may enter into such an agreement with her on terms and conditions usual and customary for its industry. The Company does have an employment agreement with Mr. Farkas and Mr. Feldman. The Company does not currently have “key man” life insurance on Ms. Villegas, Mr. Feldman or Mr. Farkas.

HIGHLY COMPETITIVE MARKET

There are numerous established companies that offer some combination of marketing, promotional and general consulting services to startup and development stage companies in the industry. In addition, there are several large and well-established full-service consulting firms that provide strategy and implementation services to a broad spectrum of industries. We are a new entry into this competitive market and may struggle to differentiate ourselves as a specialist that provides more value for startup and development stage companies.

INDEMNIFICATION AND LIMITATION OF LIABILITY

Our Certificate of Incorporation and By-Laws include provisions that fully eliminate the personal liability of the directors of the Company for monetary damages possible under the laws of the State of Delaware or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

POTENTIAL CLIENTS’ MAY NOT HAVE THE FUNDS OR THE NEED TO OUTSOURCE THIS WORK

Some companies have the resources to handle the strategy and implementation of these services in-house. Other companies may have limited available resources which will prohibit them from engaging us to help them develop and implement their strategy. Therefore, we risk having a limited niche potential client base.

COMPANY MAY RELY UPON INDEPENDENT CONTRACTORS TO IMPLEMENT SOLUTIONS

In order to implement our services at a scale commensurate with the business plan, we will most likely engage independent contractors who will need to be mentored and actively managed to ensure that their work product meets the standards of our Company. Recruiting, engaging, contracting, and maintaining independent contractors who can perform this work could cause delays, unplanned expenses and other adverse results for the Company.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

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

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

NOT LIKELY TO PAY DIVIDENDS

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future but will review this policy as circumstances dictate.

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

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2021:
Fiscal Quarter Ended March 31, 2021	$1.25	$0.75
Fiscal Quarter Ended June 30, 2021	$1.25	$0.51
Fiscal Quarter Ended September 30, 2021	$1.00	$1.00
Fiscal Quarter Ended December 31, 2021	$0.72	$0.72

Fiscal Year Ended December 31, 2022:
Fiscal Quarter Ended March 31, 2022	$0.86	$0.72
Fiscal Quarter Ended June 30, 2022	$1.00	$0.73
Fiscal Quarter Ended September 30, 2022	$0.73	$0.47
Fiscal Quarter Ended December 31, 2022	$1.00	$0.23

Holders

As of April 17, 2023, we had approximately 52 holders of our common stock.

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

None

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

Although we’ve only worked with three clients since inception, our goal is to add and service a minimum of two to three new clients between now and the end of 2023. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for an on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

The Company incorporated or formed nine subsidiaries since 2016, Balance Labs, LLC, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co. Krypto Ventures Inc, formerly known as KryptoBank Co., a former subsidiary. Except for Krypto Ventures Inc., formerly known as KryptoBank Co. all of the subsidiaries are wholly owned by the company. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies Inc.), an unrelated party in a Share Exchange Agreement. As a result, Krypto Ventures, Inc was deconsolidated and is no longer our subsidiary.

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of December 31, 2022, this investment has no value based on the equity method of accounting. iGrow Systems, Inc., was developing a plant growing device for home use. iGrow Systems Inc has closed and is no longer in operations as of December 31, 2022.

The Company owned a majority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc. (“W Tech”), an unrelated party in a Share Exchange Agreement. As of September 30, 2021, the investment had a fair value of $0, due to the stock being illiquid, and it is recorded on our consolidated balance sheet using the equity method. On November 17, 2021, W Tech repurchased all the shares owned by the Company and the Company no longer owns any portion of Krypto Ventures Inc.’s and W Tech’s outstanding shares of common stock.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings, Inc, a related party, for past services, with each share valued at $1 each. At the time of acquiring these shares, EZFill Holdings, Inc. was not a publicly traded company.

On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by the U.S. Securities and Exchange Commission. As a result of becoming a publicly traded company, our investment is now recorded at fair value as available-for-sale securities on September 30, 2022, with the gains and losses being recorded through other income on the consolidated statements of operations for the year ended December 31, 2022.

On November 18, 2020, the Company executed a two (2) year, third-party consulting agreement with EzFill Holdings Inc for various corporate services. The current service agreement has expired effective November 18, 2022. In connection with this agreement, and with the effectiveness of the Company’s Form S-1 registration statement, the Company was entitled to compensation as follows:

● 1,000,000 shares of common stock having a fair value of $1,000,000 ($1.00/share), each based on a recent cash price of the related party,

● and a one time payment of $200,000 upon completion of the Company’s IPO.

● during the first year of the agreement, $25,000 per month, with the 1st payment due 30 days after the completion of the Company’s IPO,

● during the second year of the agreement, $22,500 per month, and

● on each anniversary of the agreement, 500,000 shares of common stock.

At December 31, 2022, the Company owned 531,539 shares after a reverse stock split adjustment of 1 for 3.763243 and the fair value of the investment in EZFill Holdings, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $148,808 ($0.28/share). Recorded an adjustment of $401,250 for the twelve months ending December 31, 2022, as unrealized loss on securities.

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party (see Note 5). As of December 31, 2022, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. In addition, the interest receivable associated with this note has fully been reserved in the amount of $21,958 as of December 31, 2022.

Our primary requirement for funding is for working capital in order to accommodate temporary negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

For the years ended December 31, 2022 and December 31, 2021.

Overview

We reported a net loss attributable to the Company of $768,351 and a net loss attributable to the Company of $809,404 for the years ended December 31, 2022 and 2021, respectively, a difference of $(41,053) or 5%, primarily due to an increase in the unrealized loss on available for sale securities and a decrease in consulting income from a related party in the form of stock and cash.

Revenues – Related Party

For the years ended December 31, 2022 and December 31, 2021, we generated $247,500 and $624,590, respectively in revenue. The primary reason for the decrease in revenue was due to a decrease of the consulting income received from EZFill Holdings, Inc.

General and Administrative Expenses

General and administrative expenses were $21,236 and $29,963 for the years ended December 31, 2022 and 2021, respectively, a decrease of $8,727 or 29% primarily due to decrease in office expenses.

Professional Fees

Professional fees were $139,263 and $104,729 for the years ended December 31, 2022 and 2021, respectively, an increase of $34,534 or 33% due to an increase in legal and accounting fees.

Salaries and Wages

Wages were $49,837 and $145,472 for the years ended December 31, 2022 and 2021, respectively, a decrease of $95,635 or 66% due to a decrease in salaries expense.

Other Income and Expense

Other expenses for the year ended December 31, 2022 was $745,515. Other expenses for the year ended December 31, 2021, was $1,033,830. This represents a difference of 28% which was attributable to less unrealized losses associated with the sale of securities.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the year ended December 31, 2022, was $401,250. Unrealized gain on available for sale securities for the year ended December 31, 2021, was $822,533. This represents a decrease of $421,283 or 51% attributable to less losses associated with the sales of securities.

Net Loss allocated from Equity Method Investee

Net loss allocated from Equity Method Investee for the year ended December 31, 2022 and December 31, 2021 was $47,255 and $13,591 respectively, an increase of 247 % primarily due to an increase in expenses from operating expenses by the investees.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following.

	December 31, 2022	December 31, 2021

Cash	$235,311	$227,558
Working capital (deficiency)	$(3,681,157)	$(2,962,958)

Availability of Additional Funds

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

As of December 31, 2022, the Company had a working capital deficiency of $3,681,157. The Company net cash provided in operations was $7,753. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next year ended.

Net Cash Used in Operating Activities

We experienced positive cash flows from operating activities for the year ended December 31, 2022 of $7,753. This was primarily due to an unrealized gain of $401,249 on available for sale securities, with an increase in bad debt of $151,714, a net loss of $768,351. The negative cash flows of $56,896 for the year ended December 31, 2021 was primarily due to an unrealized loss of $822,533 on available for sale securities, $352,090 of investment received in exchange, gain on deconsolidation of subsidiary of 153,907 and a partially offset by an increase in accounts payable and accrued expenses by $269,989.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2022 and December 31, 2021 was $0 and $203,678, respectively. During the year ended December 31, 2021, $144,000 of cash used in investing activities were for a note receivable to an unrelated party, improvements on the existing Krypto Ventures Inc., formerly known as KryptoBank website for $9,500 and cash disposed in deconsolidation of subsidiary of $53, 718.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 and December 31, 2021 was $0 and $482,500, respectively. Cash provided by financing activities during the year ended December 31, 2021, increase of proceeds of $407,500 from related parties, and note payable an increase of $75,000 compared to $0 and $0 respectively, in the year ended December 31, 2022.

Our auditors have issued a going concern opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2022. The consolidated financial statements in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, these conditions raise substantial doubt from our independent auditor about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Therefore, we will need to raise additional capital in the future to continue our operations There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings .If the Company is unable to meet its internal revenue forecasts or obtain additional financing on a timely basis, it may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately it could be forced to discontinue the Company’s operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

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

Revenue Recognition

The Company accounts for its revenues under FASB ASC 606, that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. The Company recognizes consulting income when the services are performed, and performance obligations are satisfied, over time or point of time.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Balance Labs, Inc. and Subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Balance Labs Inc. and Subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of income, stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of $768,351, for the year ended December 31, 2022. In addition, the Company had an accumulated deficit of $4,161,312 and had negative working capital of $3,681,157. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2022.

PCAOB ID: 5036

Margate, Florida

April 17, 2023

To the Shareholders and Board of Directors of:

Balance Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Balance Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

PCAOB ID: 287

Boynton Beach, Florida

March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

Assets

Current Assets
Cash and cash equivalents	$235,311	$227,558
Accounts receivable	45,000	22,500
Interest receivable, net of allowance of $10,714	-	12,932
Marketable securities	148,808	550,057
Note receivable, net of discount of $0 and $3,308 as of December 31, 2022, and December 31, 2021 and allowance of $141,000 and $0	-	162,692
Total Current Assets	429,119	975,739

Other Assets
Due from related party	-	20,000
Investment at fair value	-	18,812
Total Other Assets	-	38,812

Total Assets	$429,119	$1,014,551

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,220,017	$1,010,028
Accounts payable - related party	911,659	851,659
Short -term advances - related party	1,673,558	1,673,558
Convertible note payable	25,000	25,000
Convertible notes payable - related party, net of debt discount of $0 and $3,428 as of December 31, 2022, and December 31, 2021	173,192	169,764
Notes payable - related party	106,850	106,850
Accumulated losses of unconsolidated investees in excess of investment	-	101,838
Total Current Liabilities	4,110,276	3,938,697

Long Term Liabilities
Convertible note payable, net of debt discount of $19,845 and $31,185 as of December 31, 2022, and December 31, 2021	480,155	468,815
Total Long Term Liabilities	480,155	468,815

Total Liabilities	4,590,431	4,407,512

Commitments and Contingencies (Note 8)	-	-

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2022, and December 31, 2021	-	-
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	2,167	2,167
Additional paid-in capital	810,048	810,048
Accumulated deficit	(4,973,527)	(4,205,176)
Stockholders’ Deficit	(4,161,312)	(3,392,961)

Total Stockholders’ Deficit	(4,161,312)	(3,392,961)

Total Liabilities and Stockholders’ Deficit	$429,119	$1,014,551

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2022	2021

Revenues - related party	$247,500	$624,590

Costs and expenses
General and administrative expenses	21,236	29,963
Professional fees	139,263	104,729
Salaries and wages	49,837	145,472
General and administrative expenses - related party	60,000	120,000
Total operating expenses	270,336	400,164

Income (Loss) from operations	(22,836)	224,426

Other income (expense)
Unrealized loss on marketable securities	(401,250)	(822,533)
Bad debt on note receivable and related accrual interest	(151,714)
Net loss allocated from equity method investee	(47,255)	(13,591)
Accreted interest income and interest income on note receivable	3,311	52,919
Gain on disposal of non-controlling investment	83,064	-
Interest expense (includes amortization of debt discount)	(231,671)	(244,291)
Impairment of an investment	-	(195,000)
Gain on forgiveness of PPP loan	-	34,759
Gain on deconsolidation of Krypto Ventures, Inc.	-	153,907
Total other expense – net	(745,515)	(1,033,830)

Net loss	$(768,351)	$(809,404)

Net loss attributable to non-controlling interest	$-	$12,708

Net Loss attributable to the Company	$(768,351)	$(796,696)

Net Loss per share – basic	$0.04	$0.04

Net Loss per share – diluted	$0.04	$0.04

Weighted average number of shares – basic	21,674,000	21,674,000

Weighted average number of shares - diluted	21,674,000	21,674,000

The accompanying notes are an integral part of the consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years December 31,
	2022	2021
Operating activities
Net loss - including non-controlling interest	$(768,351)	$(809,404)
Adjustments to reconcile net loss to net cash (used) provided by operations
Amortization of debt discount	14,768	14,903
Amortization of expense on note receivable	(3,308)	(39,692)
Depreciation expense	-	80
Amortization of website development costs	-	1,336
Bad debt on note receivable and related interest receivable	151,714	-
Impairment of an investment	-	195,000
Net loss from equity method investment	43,812	24,188
Investment received in exchange for consulting services	-	(352,090)
Unrealized (gain) on available - for - sale securities	401,249	822,533
Gain on deconsolidation of subsidiary (Krypto Ventures, Inc.)	-	(153,907)
Gain on forgiveness of PPP loan	-	(34,500)
Gain on disposal of non-controlling investment	(83,064)	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(22,500)	(22,500)
Interest receivable	2,218	(12,168)
Prepaids	-	25,000
Increase (decrease) in
Accounts payable and accrued expenses	209,989	180,065
Accounts payable and accrued expenses - related party	60,000	120,000
Accumulated losses on unconsolidated investees in excess of investment	1,226	(15,740)
Net cash from (used in) operating activities	7,753	(56,896)

Investing activities
Notes receivable	-	(141,000)
Website development cost	-	(9,500)
Cash disposed in deconsolidation of subsidiary	-	(53,178)
Net cash used in investing activities	-	(203,678)

Financing activities
Proceeds from issuance of note payable, related party	-	25,000
Proceeds from issuance of convertible note payable, related party, net	-	50,000
Proceeds from short term advances, related parties	-	407,500
Net cash provided by financing activities	-	482,500

Net increase in cash	7,753	221,926

Cash and cash equivalents - beginning of period	227,558	5,632

Cash and cash equivalents - end of period	$235,311	$227,558

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$900

Supplemental disclosure of non-cash investing and financing activities
Investment at fair value received from issuance of note receivable	$-	$43,000
Beneficial conversion features on convertible notes payable - related party	$-	$3,799

The accompanying notes are an integral part of the consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit)

For the Years Ended December 31, 2022, and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2020	21,674,000	$2,167	$806,249	$(3,395,772)	$(2,587,356)

Beneficial conversion			3,799		3,799
Net loss	-	-	-	(809,404)	(809,404)

December 31, 2021	21,674,000	$2,167	$810,048	$(4,202,176)	$(3,392,961)

Net loss	-	-	-	(768,351)	(768,351)
December 31, 2022	21,674,000	$2,167	$810,048	$(4,973,527)	$(4,161,312)

The accompanying notes are an integral part of the consolidated financial statements.

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception. The Company has relied primarily on loans from related parties to fund its operations with a net loss of $768,351 for the year of 2022 and stockholders’ deficit of $4,161,312 as of December 31, 2022. There is substantial doubt about the Company to continue as a going concern for a period of one year from the date of these financial statements were issued. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next year ended that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2022 and December 31, 2021, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts by specific customer identification. No allowance for doubtful accounts as of December 31, 2022 was required. If market conditions decline, actual collections may not meet expectations and may result in decreased cash flow and increased bad debt expense. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Joint Venture

Balance Labs, Inc. and subsidiaries use the equity method to account for their financial interest.

For the year ending December 31, 2022, the investment in iGrow Systems Inc was disposed and we recognized a gain of $83,064 on the investment in iGrow Systems which is included as Gain on disposal of non-controlling interest on the accompanying statement of operations. iGrow Systems Inc has closed and is no longer in operations as of December 31, 2022.

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

The Company recognizes consulting income when the services are performed, and performance obligations are satisfied over time or point of time.

Income Taxes

The Company's revenue for the year ended December 31, 2022 is earned from one consulting contracting which the term ended in November 2022 and has not yet been renewed.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2020, 2021, and 2022 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in Bang Holdings, Corp as available-for-sale securities, therefore, in 2021 the unrealized gain on the available-for-sale securities has been recorded in other income on the condensed consolidated statements of operations.

The Company accounts for its investment in EZFill Holdings, Inc. as marketable securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized gain on the available-for sale securities during the year ended December 31, 2022, and 2021 has been recorded in Other Expense on the Income Statement.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings, Inc, a related party, for past services, with each share valued at $1 each. At the time of acquiring these shares, EZFill Holdings, Inc. was not a publicly traded company.

On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by the U.S. Securities and Exchange Commission. As a result of becoming a publicly traded company, our investment is now recorded at fair value as available-for-sale securities on December 31, 2022, with the gains and losses being recorded through other income on the consolidated statements of operations.

On November 18, 2020, the Company executed a two (2) year, third-party consulting agreement for various corporate services. The current service agreement has expired effective November 18, 2022. In connection with this agreement, and with the effectiveness of the Company’s Form S-1 registration statement, the Company was entitled to compensation as follows:

● 1,000,000 shares of common stock having a fair value of $1,000,000 ($1.00/share), each based on a recent cash price of the related party,

● A one time payment of $200,000 upon completion of the Company IPO,

● during the first year of the agreement, $25,000 per month, with the 1st payment due 30 days after the completion of the Company’s IPO,

● during the second year of the agreement, $22,500 per month, and

● on each anniversary of the agreement, 500,000 shares of common stock.

At December 31, 2022, the Company owned 531,539 shares after a reverse stock split adjustment of 1 for 3.763243 and the fair value of the investment in EZFill Holdings, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $148,808 ($0.28/share). The Company recorded an adjustment of $401,250 for the twelve months ending December 31, 2022, as unrealized loss on securities.

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

The Company holds one investment as of December 31, 2022, and two investments as of December 31, 2021.

In 2021, our investment in Bang Holdings Corp., was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000.

Investments

The Company owned a majority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc. (“W Tech”), an unrelated party in a Share Exchange Agreement. As of December 31, 2022, the investment has a fair value of $0, due to the stock being illiquid, and it is recorded on our consolidated balance sheet using the equity method. During twelve months ended December 31, 2022, the Company had no unrealized gain or losses from this investment. On November 17, 2021, W Tech repurchased all the shares owned by the Company and the Company no longer owns any portion of Krypto Ventures Inc.’s and W Tech’s outstanding shares of common stock (see Note 9).

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party (see Note 5). As of December 31, 2022, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During each twelve months ended December 31, 2022, the Company recorded $0 of unrealized loss from this investment.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2022, the carrying value of marketable securities was $148,808, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB). At December 31, 2022, the Company owned 531,539 shares after a reverse stock split adjustment of 1 for 3.763243 and the fair value of the investment in EZFill Holdings, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $148,808 ($0.28/share). Recorded an adjustment of $401,250 for the twelve months ending December 31, 2022, as unrealized loss on securities.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC., and Balance Labs Inc. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. The Company had a non-controlling interest of 43.15% in iGrow Systems Inc., iGrow Systems Inc has closed and is no longer in operations as of December 31, 2022.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 0 and 740,000 warrants and 3,756,496 and 3,003,137 shares from convertible notes payable for the year ended December 31, 2022 and 2021, respectively, were anti-dilutive.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2022.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$148,808	$148,808	$-	$-
Total Assets measured at fair value	$148,808	$148,808	$-	$-

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2021.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$550,057	$550,057	$-	$-
Fair-value – equity securities-RP	18,812	18,812
Total Assets measured at fair value	$568,869	$568,869	$-	$-

In September 31, 2021, the Company reclassified its EzFill investment of $148,808 of available-for-sale securities previously reported as Level 3 to Level 1 assets on the fair value hierarchy because the investment is valued based on quoted market price using observable inputs.

The Company accounted for its investment in Bang Holdings, Corp as available-for-sale securities as level 3 due to unobservable inputs in which little or no market data exists. In 2021, the investment in Bang Holdings Corp. was fully impaired due to the Company being delisted from OTC Pink Sheets and not having a liquid trading market at that time. The Company recorded an impairment expense of $195,000.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the year ended December 31, 2022 and December 31, 2021, advertising, marketing, and promotion expense was $1,740 and $4,331, respectively.

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

Depreciation expense for the year ended December 31, 2022 and 2021 totaled $0 and $0 respectively. There were no additions during the year ended December 31, 2022 and 2021 respectively.

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

Non-Controlling Interest

On December 28, 2017, the Company sold a non-controlling interest in its subsidiary, KryptoBank Co. for $500 equal to 9% of the outstanding equity. On January 17, 2018, the Company sold an additional 40% in its subsidiary KryptoBank Co. for $4,500. On November 17, 2021, W Technologies Inc. (“W Tech”) repurchased all the shares owned by the Company and the Company no longer owns any portion of Krypto Ventures Inc.’s and W Tech’s outstanding shares of common stock.

Warrants

On September 30, 2016, The Company’s CEO loaned the Company $120,000. In addition to paying interest at 10%, the Company issued 600,000 warrants at an exercise price of $1.00 per share expired on September 30, 2021.

On October 3, 2019, the Company received $40,000 from The Sammy Farkas Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. In conjunction with The Sammy Farkas Foundation agreement the Company issued warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.00 per share the warrants expired on October 10, 2022.

The following table summarizes the parameters of the valuation:

Warrants
	December 31, 2022	December 31, 2021
Term	3	3
Volatility	30%	30%
Annual rate of Quarterly Dividends	0%	0%
Discount Rate - Bond Equivalent Yield	1.940%	1.940%

The following table summarize warrants outstanding as of December 31, 2022 and the related changes during the periods are presented below.

Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2020	640,000	$1.00

Granted
Exercised	-	-
Expired	(600,000)

Balance at December 31, 2021	40,000	$1.00
Granted	-	-
Exercised	-	-
Expired	(40,000)

Balance at December 31, 2022	0	$1.00

*As of December 31, 2022 the warrants had no intrinsic value because the exercise price was higher than that of the stock price in the available market.

Note 5 – Note Receivable

On September 30, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. As of December 31, 2022, this receivable is fully reserved against. For the years ended December 31, 2022 and 2021, the Company recorded $0 and $11,151, respectively, of interest income in relation to this note.

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a purchase price of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. The Company recorded an allowance of 100% against this receivable of $141,000 as of December 31, 2022, plus accrued interest of $10,714.

Note 6 – Related Party Transactions

The Company’s CEO earned $10,000 per month through June 30, 2022. This agreement was terminated effective June 30, 2022. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $60,000 and $120,000 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and December 31, 2021, $911,659 and $851,659, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheets.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2021, accrued interest on the note is $287,671. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The convertible note payable, net of debt discount of $19,845 and $31,185 as of December 31, 2022 and December 31, 2021 of $480,155 and $468,815, respectively was recorded under long term liability on the balance sheet.

	December 31, 2022	December 31, 2021
16th Avenues Associates	$500,000	$500,000
Debt discount	(19,845)	(31,185)
Convertible note payable – long term	$480,155	$468,815

The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates, a non-related party company. The terms remain the same and the transfer has no effect on the financial statements. During the years ended December 31, 2022 and 2021, the Company amortized $11,340 and $11,340, respectively of debt discount. As of December 31, 2022, the remaining debt discount was $19,845.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $31,777. The note balance of $66,850 is included in the note payable – related party in current liability as of December 31, 2022 and December 31, 2021.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of December 31, 2021, accrued interest on the note is $13,637. The note balance of $40,000 is included in the note payable – related party in current liability as of December 31, 2022 and December 31, 2021.

The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expired on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and fully amortized.

	December 31, 2022	December 31, 2021
Balance Group LLC	$66,850	$66,850
The Foundation	40,000	40,000
Note Payable – related party	$106,850	$106,850

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022, or upon the Company raising $250,000 from investors, whichever occurs first. The note balance of $53,192 is included in the convertible notes payable - related party, net of debt discount of $0 and $3,428, as of December 31, 2022, and December 31, 2021, respectively. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a component of equity in 2021. As of December 31, 2022, the Company has accrued interest of $9,636 and is recorded in the accrued expenses on the balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 9). The note is currently in default and is currently recorded under convertible payable – related party in current liabilities in the balance sheet. The accrued interest balance of $75,058 is recorded in the accrued expenses on the balance sheet as of December 31, 2022.

	December 31, 2022	December 31, 2021
Balance Group LLC	$120,000	$120,000
Note Payable from CEO	53,192	53,192
Convertible note payable- related party	$173,192	$173,192

On July 9, 2021, Krypto Ventures, Inc. formerly known as KryptoBank Co. issued an unsecured promissory note in the amount of $25,000 to Lyons Capital LLC, a significant shareholder of Krypto Ventures, Inc. The note carries an interest rate of 12% and is due on the earlier of July 8, 2022, or the date on which Krypto Ventures, Inc. raises at least $200,000. As of July 29, 2021, the Company has accrued interest of $164. The note and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc. (See Notes 3).

On June 29, 2021, Balance Labs Inc. made a loan to Krypto Ventures, Inc, formerly known as KryptoBank Co., a related party in the principal amount of $25,000 which loan has an interest rate of 12% per annum and a maturity date of June 28, 2022. For the year ended December 31, 2021, the Company recorded $1,521 of interest income in relation to this note.

As of December 31, 2022 and 2021, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. These loans of $1,673,558 and the accrued interest on these loans of $479,113 are in default as of December 31, 2022. These loans of $1,673,558 are in default and are reported under short -term advances from related party on the balance sheet as of December 31, 2022 and 2021.

Krypto Ventures Inc, formerly known as KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the years ended December 31, 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of July 29, 2021, is $112,167. The Company has accrued interest of $38,886 as of July 29, 2021. The notes and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc. (See Notes 3).

On July 27, 2016, the Company signed a sublease (the “Master Lease”) with an entity partially owned by a related party to sub-lease approximately 2200 square feet located at 1691 Michigan Ave, Miami Beach, Florida 33139, beginning August 1, 2016 and ending December 31, 2019 at a monthly base rental of $7,741 per month until July 31, 2017, $7,973 per month from August 1, 2017 to July 31, 2018, and $8,212 from August 1, 2018 to the sublease termination date. In addition to base rent, the Company will have to pay 50% of the CAM charges as additional rent. On or about January 15, 2017, the Company was made aware that the Master Lease for the office space was in default. Consequently, the Company ceased payments. On or about March 31, 2017, the Company was served with an eviction notice as the Master Lease was still in default. The Company has partially settled the claim under the sublease and has $16,725 accrued on its books to cover any further claims. Beginning October 2020, the Company is leasing a virtual office with a new landlord: Spaces, paying only $99.75 per month. The lease was terminated on October 2021. Rent expense for the years ended December 31, 2022 and 2021, was $0 and $898, respectively.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings Inc., a related party, in exchange for consulting services provided in the past and as part of an agreement between both parties. The shares are valued at $1 each. The shares received are not publicly traded. Each share valued at $1 each based on a recent cash price of the related party. The investment is reflected on the consolidated balance sheet as an investment in a related party. On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by Securities and Exchange Commission. This investment is recorded at fair value as available-for-sale securities as of December 31, 2021, and using cost method as of December 31, 2020, with the gains and losses being recorded through other income (expense) on the consolidated income statement for the year then ended. In addition, the Company received an additional 500,000 shares per year of the service agreement of EzFill common stock.

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

Previously, the Company entered into a litigation with Bang Holdings in order to have the restrictions on its shares removed. A settlement was reached in which Bang Holdings agreed to remove the restriction on the Company’s shares. Our investment in Bang Holdings Corp., is recorded at fair value on December 31, 2022 and December 31, 2021. In December 31, 2021, a loss of $195,000 was recorded through other expense on the income statement for the period then ended.

Consulting Fees

The Company paid its CEO $10,000 per month as compensation on a month-to-month basis however this terminated in the second quarter of 2022. It was recorded in general and administrative expenses-related parties on the consolidated statement of operations.

Note 7 – Notes Payable

Notes Payable

For all related party note payable see note 6.

On July 9, 2021, Krypto Ventures, Inc. formerly known as KryptoBank Co. issued an unsecured promissory note in the amount of $25,000 to Lyons Capital LLC, a significant shareholder of Krypto Ventures, Inc. The note carries an interest rate of 12% and is due on the earlier of July 8, 2022 or the date on which Krypto Ventures, Inc. raises at least $200,000. As of July 29, 2021, the Company has accrued interest of $164. The note and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc. (See Notes 3). The loan balance is recorded as current convertible note payable on the balance sheet as of December 31, 2022 and December 31, 2021.

Krypto Ventures Inc, formerly known as KryptoBank Co., as part of its initial funding, borrowed an additional $100,000 from its shareholders during the years ended December 31, 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of July 29, 2021 is $112,167. The Company has accrued interest of $38,886 as of July 29, 2021. The notes and accrued interest were deconsolidated as part of deconsolidation of Krypto Ventures, Inc. (See Notes 3).

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

Convertible Notes Payable

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2021, accrued interest on the note is $287,671. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the years ended December 31, 2022 and 2021, the Company amortized $11,340 and $11,340, respectively of debt discount. The convertible note payable, net of debt discount of $19,845 and $31,185 as of December 31, 2022 and December 31, 2021 was $480,155 and $468,815, respectively, and was recorded under long term liability on the balance sheet.

	December 31, 2022	December 31, 2021
Newell Trading Group	$500,000	$500,000
Debt discount	(19,845)	(31,185)
Convertible note payable – long term	$480,155	$468,815

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

The Company has the following net deferred tax asset:

	As of December 31, 2022	As of December 31, 2021
Temporary Differences	$247,534	$232,327
Unrealized gains	120,135	84,399
Impairment losses on investment	324,364	208,471
Net operating loss carryforward	286,626	339,152
Total gross deferred tax assets	(978,659)	(864,349)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year ended December 31, 2022	For the Year ended December 31, 2021

Expected federal statutory rate	(21)%	(21)%
State Effect on tax rate, net of federal benefit	(4.35)%	(4.35)%
Permanent differences	(5.75)%	(5.75)%
Change in valuation allowance	31.1%	31.1%

Income tax provision (benefit)	-	-

As of December 31, 2021, the Company had approximately $1,338,000 of federal and state net operating loss carryovers (“NOLs”). From this amount, $711,000 expire after 20 years, and can be carried back 2 years, according to the old tax law, while $627,000 can be carried forward indefinitely and cannot be carried back, in accordance with the new tax rules. The valuation allowance increased by approximately $114,310 for the year ended December 31, 2022, and increased by $251,726 for the year ended December 31, 2021.

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

None

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions
Michael D. Farkas	50	President, Chief Executive Officer and Chairman of the Board
Ari Feldman	50	Chief Financial Officer
Carmen Villegas	35	Secretary and Director
Aviv Hillo	57	Director

Michael D. Farkas, President, Chief Executive Officer and Chairman of the Board

Mr. Farkas is serving as the President, Chief Executive Officer and Chairman of the Board of the Company.

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

Ari Feldman, Chief Financial Officer

Mr Feldman has served as the Chief Financial Officer since May of 2022. Mr Feldman has over 20 years of financial accounting experience with both Private and Public Company experience. In addition, he is currently a CPA with an active license.

Carmen Villegas, Secretary and Director

Ms. Villegas has served as Secretary and Director of Balance Labs, Inc. since January 15, 2015. Ms. Villegas is currently the Executive Assistant at Blink Charging, Inc., a publicly traded company and the Farkas Group, Inc. At both companies, Ms. Villegas assists the President and CEO in matters such as meeting schedules, appointments, conferences and travel arrangements. Ms. Villegas also assists the accounting department with file/database maintenance and record-keeping. Ms. Villegas also helps the executives receive and distribute correspondence to the appropriate department and personnel, as well as other administrative tasks in support of the companies’ daily operations.

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

Board of Directors Meetings and Attendance

The Board of Directors held 2 meeting in 2022. We have no formal policy regarding director attendance at the annual meeting of stockholders.

Compliance with Section 16(A) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2022 and December 31, 2021.

SUMMARY COMPENSATION TABLE

						Non-
						Equity Incentive	Non- Qualified	All
Name and				Stock	Option	Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Michael D. Farkas	2022	$60,000	$-	$-	$-	$-	$-	$-	$60,000
President and CEO (1)	2021	$120,000	$-	$-	$-	$-	$-	$-	$120,000
Ari Feldman	2022	$21,000	$-	$-	$-	$-	$-	$-	$21,000

(1)	Mr. Farkas resigned as Chief Executive Officer on January 15, 2015 and reappointed as President, Chief Executive Officer and Chief Financial Officer on September 11, 2015. On July 18, 2022, Mr. Farkas resigned as Chief Financial Officer. Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month thru June 30, 2022. As of the date hereof, Mr. Farkas has not received any payment for his services provided and such amounts have been accrued.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the years ended December 31, 2022 and December 31, 2021.

Long-Term Incentive Plan Awards Table

None.

Employment Agreements and Consulting Agreements

Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month thru June 30, 2022. As of the date hereof, Mr. Farkas has not received any payment for his services provided and such amounts have been accrued.

Other than the above, we currently we do not have an employment agreement in place with our officers and directors.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We may however implement such long-term equity incentive plans in the future.

For the year ended December 31, 2022, no member of the Board of Directors was paid any compensation for serving on the board.

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

Name	Number of Shares Beneficially Owned (3)(4)	Percent of Class (1)

Michael D. Farkas (2)	12,987,415	59.9%

Carmen Villegas	150,000	*

Aviv Hillo	-	0%

All Executive Officers and Directors as a group (3 individuals)	13,137,415	60.6%

5% or Greater Shareholders
Balance Holdings LLC (2)	11,888,889	54.99%

Shilo Holding Group LLC (2)	1,098,526	5.08%

The Sammy Farkas Foundation	5,614,000	25.9%

(1)	Based on 21,674,000 shares of common stock outstanding as of March 31, 2023.
(2)	Michael D. Farkas holds 11,888,889, 1,400 and 1,098,526 shares of common stock through Balance Holdings, LLC, Shilo Security Solutions, Inc, and Shilo Holding Group LLC, respectively.
(3)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(4)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

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

The Company’s CEO earned $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $60,000 and $120,000 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, $180,000 of compensation was unpaid and was included in accounts payable – related parties on the balance sheet.

On December 31, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expired on October 1, 2019. The note is currently in default and has an accrued interest balance of $75,058. See Note 8.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $31,777.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. As of December 31, 2021 the Company has accrued interest of $9,636.

As of December 31, 2022, the CEO and companies controlled by the CEO have loaned the Company a total of $1,726,750 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $488,749 on the loans and these loans are in default as of December 31, 2022.

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

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2022, accrued interest on the note is $337,671. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022.  The promissory note has accrued interest of $18,437 as of December 31, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. As of December 31, 2022, the note is in default and debt discount is fully amortized.

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

All of the Company’s revenues were earned from EZFill Holdings, Inc, a related party, totaling $270,000 and $624,590 for the years ended December 31, 2022 and 2021, respectively.

Michael Farkas, the Company’s Chief Executive Officer, beneficially owns approximately 26.1% of the outstanding common stock of EZFill Holdings Inc.

Item 14. Principal Accountant Fees and Services.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our consolidated financial statements and other professional services rendered by our independent registered public accounting firm, Assurance Dimensions for the fiscal year 2022 and Liggett & Webb, PA for the fiscal year ended 2021.

	2022	2021

Audit Fees (1)	$15,000	$38,129
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$15,000	$38,129

1)	Audit Fees. These are fees for professional services for the audit of our annual consolidated financial statements, and for the review of the consolidated financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s consolidated financial statements.
3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice and tax planning.
4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Certificate of Incorporation (1)
3.2	By-laws (1)
4.2	10% Convertible Debenture by and between the Company and Newel dated April 1, 2016 (3)
4.3	Warrant to Purchase Common Stock by and between the Company and Newel dated April 1, 2016 (3)
4.4	Description of Securities (6)
4.5	Convertible Promissory Note dated June 28, 2021 (5)
10.1	Consulting Agreement between Michael Farkas and the Company dated February 6, 2015 (1)
10.2	Service Agreement between Bang Holdings Corp. and the Company dated August 22, 2014 (1)
10.3	Form of Securities Purchase Agreement dated September 17, 2015, by and between Balance Labs, Inc. and certain investors (2)
10.4	Investment Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.5	Registration Rights Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.6	Promissory Note between Four Acquisitions Tech LTD and Balance Labs, Inc. dated September 30, 2021 (6)
10.7	Promissory Note between Four Acquisitions Tech Ltd. and Balance Labs, Inc. dated January 29, 2021 (6)
10.8	Form of Promissory note (6)
21.1	Subsidiaries (4)
31.1	Certification of principal executive officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on Mary 28, 2020.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2021.
(6)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th of April, 2023.

BALANCE LABS, INC.

By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	President, Chief Executive Officer	April 17, 2023
Michael D. Farkas	and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

/s/ Ari Feldman	Chief Financial Officer	April 17, 2023
Ari Feldman	(Principal Financial Officer)

/s/ Carmen Villegas	Secretary and Director	April 17, 2023
Carmen Villegas

/s/ Aviv Hillo	Director	April 17, 2023
Aviv Hillo

