Form 10-Q
period 2023-06-30
Balance Labs, Inc.
filed 2023-08-11
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 11, 2023, there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC.

FORM 10-Q

2

Explanatory Note:

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, however, the registrant is not subject to such fling requirements and is making such filings on a voluntary basis.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc.

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$182,400	$235,311
Accounts receivable	-	45,000
Marketable securities	155,452	148,808

Total Current Assets	337,852	429,119

Total Assets	$337,852	$429,119

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,307,113	$1,220,017
Accounts payable - related party	911,659	911,659
Short -term advances - related party	1,673,558	1,673,558
Convertible note payable	25,000	25,000
Convertible notes payable - related party, net of debt discount of $0 and $0, as of June 30, 2023 and December 31, 2022	173,192	173,192
Notes payable - related party - net of debt discount of $0 and $0 as of June 30, 2023 and December 31, 2022	106,850	106,850

Total Current Liabilities	4,197,372	4,110,276

Long Term Liabilities
Convertible note payable, net of debt discount of $14,175 and $19,845 as of June 30, 2023 and December 31, 2022	485,825	480,155
Total Long-Term Liabilities	485,825	480,155

Total Liabilities	4,683,197	4,590,431

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,167	2,167
Additional paid-in capital	810,048	810,048
Accumulated deficit	(5,157,560)	(4,973,527)

Total Stockholders’ Deficit	(4,345,345)	(4,161,312)

Total Liabilities and Stockholders’ Deficit	$337,852	$429,119

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues - related party	$-	$67,500	$-	$135,000

Costs and expenses
General and administrative expenses	7,725	7,256	11,531	11,295
Professional fees	20,193	31,248	38,975	75,460
Salaries and wages	13,252	10,529	26,941	33,821
General and administrative expenses - related party	-	30,000	-	60,000
Total operating expenses	41,170	79,033	77,447	180,576

Loss from operations	(41,170)	(11,533)	(77,447)	(45,576)

Other income (expense)
Unrealized gain (loss) on available for sale securities	1,329	(99,649)	6,644	(231,184)
Proceeds from sale of investment	-	-		287
Net loss allocated from equity method investees	-	(41,102)	-	(47,256)
Accreted interest income and interest income on note receivable	-	3,473	-	10,997
Interest expense (includes amortization of debt discount)	(56,912)	(58,616)	(113,230)	(116,657)
Total other (expense)	(55,583)	(195,894)	(106,586)	(383,813)

Net loss	$(96,753)	$(207,427)	$(184,033)	$(429,389)

Net Loss per share - basic and diluted	$(0.00)	$(0.01)	(0.01)	$(0.02)

Weighted average number of shares - basic and diluted	21,674,000	21,674,000	21,674,000	21,674,000

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2023	21,674,000	$2,167	$810,048	$(5,060,807)	$4,248,592

Net loss	-	-	-	(96,753)	(96,753)

Balance, June 30, 2023	21,674,000	$2,167	$810,048	$(5,157,560)	$(4,345,345)

Balance, December 31, 2022	21,674,000	$2,167	$810,048	$(4,973,527)	$(4,161,312)

Net loss	-	-	-	(184,033)	(184,033)

Balance, June 30, 2023	21,674,000	$2,167	$810,048	$(5,157,560)	$(4,345,345)

Balance Labs, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022	21,674,000	$2,167	$810,048	$(4,427,138)	$(3,614,923)

Net loss	-	-	-	(207,427)	(207,427)

Balance, June 30, 2022	21,674,000	$2,167	$810,048	$(4,634,565)	$(3,822,350)

Balance, December 31, 2021	21,674,000	$2,167	$810,048	$(4,205,176)	$(3,392,962)

Net loss	-	-	-	(429,389)	(429,389)

Balance, June 30, 2022	21,674,000	$2,167	$810,048	$(4,634,565)	$(3,822,350)

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(184,033)	$(429,389)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	5,670	9,098
Accreted interest on note receivable	-	(3,308)
Net loss from equity method investment	-	46,030
Unrealized (gain) loss on available - for - sale securities	(6,644)	231,183
Changes in operating assets and liabilities
Decrease (Increase) in
Accounts receivable – related party	45,000	(22,500)
Interest receivable	-	(7,690)
Increase in
Accounts payable and accrued expenses	87,096	115,561
Accounts payable and accrued expenses - related party	-	60,000
Accumulated losses on unconsolidated investees in excess of investment	-	1,226
Net cash used in operating activities	(52,911)	211

Net decrease in cash and cash equivalents	(52,911)	211

Cash and cash equivalents - beginning of period	235,311	227,558

Cash and cash equivalents - end of period	$182,400	$227,769

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Investment at fair value received from issuance of note receivable	$-	$-

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of June 30, 2023

(Unaudited)

Note 1 – Business Organization and Nature of Operations

Balance Labs, Inc. (“Balance Labs” or the “Company”) was incorporated on June 5, 2014, under the laws of the State of Delaware. Balance Labs is a consulting firm that provides business development and consulting services to start up and development stage businesses. The Company seeks to offer services to help businesses in various industries improve and fine tune their business models, sales and marketing plans and internal operations as well as make introductions to professional services such as business plan writing, accounting firms and legal service providers.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of June 30, 2023, and the unaudited consolidated results of its operations and cash flows for the six months ended June 30, 2023. The unaudited consolidated results of operations for the six months ended June 30, 2023, are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on April 17, 2023.

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $52,911 of cash in operating activities during the six months ended June 30, 2023, and currently has $182,400 in cash as of June 30, 2023. Additionally, at June 30, 2023, the Company had an accumulated deficit of $5,157,560 and a working capital deficit of $3,859,520.

There is substantial doubt about the Company to continue as a going concern for a period of twelve months from the date of these financial statements were made available. The Company without additional sources of debt or equity capital would potentially need to cease operations. Management plans to seek to raise additional capital within the next twelve months that is expected to sustain its operations for the next year. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. In addition, the Company expects to begin a marketing campaign to market and sell its services. There can be no assurance that such a plan will be successful.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At June 30, 2023, and December 31, 2022, the Company has $2,000 in cash equivalents, respectively.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of June 30, 2023

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

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of June 30, 2023

(Unaudited)

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of June 30, 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2020, 2021, and 2022 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in EZFill Holdings, Inc. as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized gain (loss) on the available-for-sale securities during the six months ended June 30, 2023, and 2022 has been recorded in Other Income.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings, Inc, a related party, for past services, with each share valued at $1 each. At the time of acquiring these shares, EZFill Holdings, Inc. was not a publicly traded company.

On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by the U.S. Securities and Exchange Commission. As a result of becoming a publicly traded company, our investment is now recorded at fair value as available-for-sale securities on June 30, 2023, with the gains and losses being recorded through other income on the consolidated statements of operations for the three then ended.

On November 18, 2020, the Company executed a two (2) year, third-party consulting agreement for various corporate services. The current service agreement has expired effective November 18, 2022. In connection with this agreement, and with the effectiveness of the Company’s Form S-1 registration statement, the Company was entitled to compensation as follows:

● 1,000,000 shares of common stock having a fair value of $1,000,000 ($1.00/share), each based on a recent cash price of the related party;

● a single payment of $200,000;

● during the first year of the agreement, $25,000 per month, with the 1st payment due 30 days after the completion of the Company’s IPO;

● during the second year of the agreement, $22,500 per month; and

● on each anniversary of the agreement, 500,000 shares of common stock.

At June 30, 2023, the Company owned 66,432 shares and the fair value of the investment in EZFill Holdings, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $155,452 ($2.34/share). The Company recorded an adjustment of $6,644 for the six months ending June 30, 2023, as unrealized gain on securities. EZFill Holdings Inc. reported a 1 share for 8 share reverse stock split on April 26, 2023, which affected the total number of shares reported as of June 30, 2023.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of June 30, 2023

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

The Company holds one investment as of June 30, 2023, and one investment as of December 31, 2022.

Investments

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party (see Note 5). As of June 30, 2023, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During each six months ended June 30, 2023, the Company recorded $0 of unrealized loss from this investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of June 30, 2023, and December 31, 2022, the carrying value of marketable securities was $155,452 and $148,808, respectively. The securities are included in the Investment at Fair Value – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB).

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

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of June 30, 2023

(Unaudited)

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 0 and 40,000 warrants and 3,698,494 and 3,526,378 shares from convertible notes payable for the six months ended June 30, 2023, and 2022, respectively.

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

As of June 30, 2023

(Unaudited)

●	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2023.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$155,452	$155,452	$-	$-
Total Assets measured at fair value	$155,452	$155,452	$-	$-

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

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the six months ended June 30, 2023, and June 30, 2022, advertising, marketing, and promotion expense was $2,394 and $48, respectively.

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

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of June 30, 2023

(Unaudited)

Property and equipment as of June 30, 2023, and December 31, 2022 consisted of the following:

	June 30, 2023 (unaudited)	December 31, 2022
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	(11,316)	(11,316)
Property and Equipment, net	$-	$-

Depreciation expense for the six months ended June 30, 2023, and 2022 totaled $0 and $0, respectively.

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

Warrants

On October 3, 2019, the Company received $40,000 from The Sammy Farkas Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020, or upon the Company raising $500,000 from outside investors, whichever occurs first. In conjunction with The Sammy Farkas Foundation agreement the Company issued warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.00 per share which expired on October 10, 2022. As of June 30, 2023, there are no warrants outstanding.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of June 30, 2023

(Unaudited)

Note 5 – Note Receivable

On September 30, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. As of June 30, 2023, this receivable is fully reserved against. For the six months ended June 30, 2023 and 2022, the Company recorded $0 and $0, respectively, of interest income in relation to this note.

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a purchase price of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. The Company recorded an allowance of 100% against this receivable of $141,000 as of June 30, 2023.

Note 6 – Related Party Transactions

The Company’s CEO earned $10,000 per month through June 30, 2022. This agreement was terminated effective June 30, 2022. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $0 and $30,000 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, $0 and $30,000, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheets.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017, bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of June 30, 2023 and December 31, 2022, accrued interest on the note is $350,000 and $300,000, respectively. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The convertible note payable, net of debt discount of $14,175 and $19,845 as of June 30, 2023 and December 31, 2022 of $485,825 and $480,155, respectively was recorded under long term liability on the balance sheet.

	June 30, 2023 (unaudited)	December 31, 2022
16th Avenues Associates	$500,000	$500,000
Debt discount	(14,175)	(19,845)
Convertible note payable – long term	$485,825	$480,155

The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates, a non-related party company. The terms remain the same and the transfer has no effect on the financial statements. During the six months ended June 30, 2023 and December 31, 2022, the Company amortized $5,670 and $5,670, respectively of debt discount.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $29,481. The note balance of $66,850 is included in the note payable – related party in current liability as of June 30, 2023 and December 31, 2022.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of June 30, 2023

(Unaudited)

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of June 30, 2023, accrued interest on the note is $20,818. The note balance of $40,000 is included in the note payable – related party in current liability as of June 30, 2023 and December 31, 2022.

The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expired on October 10, 2022. The warrants had a relative fair value of $8,283, which was recorded as a debt discount and fully amortized.

	June 30, 2023 (unaudited)	December 31, 2022
Balance Group LLC	$66,850	$66,850
The Foundation	40,000	40,000
Note Payable – related party	$106,850	$106,850

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022, or upon the Company raising $250,000 from investors, whichever occurs first. The note balance of $53,192 is included in the convertible notes payable - related party, net of debt discount of $0 and $3,428, as of June 30, 2023, and December 31, 2022, respectively. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a component of equity in 2021. As of June 30, 2023, the Company has accrued interest of $12,801 and is recorded in the accrued expenses on the balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 9). The note is currently in default and is currently recorded under convertible payable – related party in current liabilities in the balance sheet. The accrued interest balance of $81,008 is recorded in the accrued expenses on the balance sheet as of June 30, 2023.

	June 30, 2023 (unaudited)	December 31, 2022
Balance Group LLC	$120,000	$120,000
Note Payable from CEO	53,192	53,192
Convertible note payable- related party	$173,192	$173,192

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

As of June 30, 2023 and December 31, 2022, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. These loans of $1,673,558 and the accrued interest on these loans of $418,111 are in default as of June 30, 2023. These loans of $1,673,558 are in default and are reported under short -term advances from related party on the balance sheet as of June 30, 2023 and December 31, 2022.

Note 7 – Convertible Notes and Notes Payable

Notes Payable

For all information regarding the related party note payable see note 6.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of June 30, 2023

(Unaudited)

Convertible Notes Payable

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017, bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2021, accrued interest on the note is $287,671. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. The convertible note payable, net of debt discount of $14,175 and $19,845 as of June 30, 2023 and December 31, 2022 was $485,825 and $480,155, respectively, and was recorded under long term liability on the balance sheet.

	June 30, 2023 (unaudited)	December 31, 2022
Newell Trading Group	$500,000	$500,000
Debt discount	(14,175)	(19,845)
Convertible note payable – long term	$485,825	$480,155

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the six months ended June 30, 2023 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Results of Operations

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022.

Overview

We reported a net loss of $96,753 and of $207,427 for the three months ended June 30, 2023 and 2022, respectively. This represents a difference of $110,674, or 53.3%, primarily due to decreases in revenues from related party and decrease of unrealized loss of available for sale securities.

Revenues - Related Party

For the three months ended June 30, 2023 and June 30, 2022, we generated $0 and $67,500, respectively in revenue. The primary reason for the decrease in revenue was due to expired consulting agreement with EZFill Holdings, Inc. Our president, CEO, CFO and Chairman of the Board is also the former president of EZFill Holdings, Inc. and owns approximately 24% of EZ Fill’s outstanding common stock as of June 30, 2023.

General and Administrative Expenses

General and administrative expenses were $7,725 and $7,256 for the three months ended June 30, 2023 and 2022, respectively, an increase of 469 or .06% primarily due to an increase in advertising and promotion expense.

Professional Fees

Professional fees were $20,193 and $31,248 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $11,055 or 54% due to decrease in accounting and legal fees for the quarter.

Other Income and Expense

Other expenses for the three months ended June 30, 2023 was $55,583. Other expense for the three months ended June 30, 2022 was $195,894. This represents a difference of $140,311 which was attributable to an unrealized loss from available for sale securities, net loss allocated from equity method investees and interest expense offset by accreted interest income and interest income on note receivable.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the three months ended June 30, 2023 was $1,329. Unrealized loss on available for sale securities for the three months ended June 30, 2022 was $99,649. This represents a decrease of $98,320 or 98% attributable to a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investees

Net Loss allocated from Equity Method Investee for the three months ended June 30, 2023 and June 30, 2022 was $0 and $41,102, respectively. This represents a decrease of $41,102 or 100.0% primarily due to decreases in operating expenses by the investees.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022.

Overview

We reported a net loss of $184,033 and of $429,389 for the six months ended June 30, 2023 and 2022, respectively. This represents a difference of $245,356, or 57%, primarily due to an increase in the unrealized loss of available for sale securities in 2022.

Revenues - Related Party

For the six months ended June 30, 2023 and June 30, 2022, we generated $0 and $67,500, respectively in revenue. The primary reason of the decrease in revenue was due to consulting agreement with EZFill Holdings ending in November 2022. Our president, CEO, CFO and Chairman of the Board is also the former president of EZFill Holdings, Inc.

General and Administrative Expenses

General and administrative expenses were $11,531 and $11,295 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $236 or 2% primarily due to an increase in office expenses.

Professional Fees

Professional fees were $38,975 and $75,460 for the six months ended June 30, 2023 and 2022, respectively, an decrease of $36,485 or 48% due to decrease in accounting and legal fees for the quarter.

Other Income and Expense

Other expenses for the six months ended June 30, 2023 was $106,586. Other expense for the six months ended June 30, 2022 was $383,813. This represents a difference of 72% which was attributable to an unrealized loss from available for sale securities and interest expense, offset by proceeds from sale of investment, accreted interest income and interest income on note receivable.

Unrealized gain or loss on available for sale securities

Unrealized gain on available for sale securities for the six months ended June 30, 2023 was $6,644. Unrealized loss on available for sale securities for the six months ended June 30, 2022 was $231,184. This represents an increase of $224,540 or 97% attributable to a reduction in the stock price of the securities.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the six months ended June 30, 2023 and June 30, 2022 was $0 and $47,256, respectively. This represents a decrease of $47,256 or 100% primarily due to decrease in operating expenses by the investee.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Cash	$182,400	$235,311
Working capital (deficiency)	$3,859,520	$3,681,157

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

As of June 30, 2023, the Company had a working capital deficiency of $3,859,520. The Company used cash in operations of $52,911. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2023 and June 30, 2022, in the amount of $52,911 and $13,661, respectively. This was primarily due to a net loss of $184,033 primarily offset by an unrealized gain on the value of an investment by $6,644, change in accounts receivable of $45,000, change in accounts payable and accrued expenses by $87,096, and amortization of debt discount $5,670.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 and June 30, 2022 was $0 and $0, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 and June 30, 2022 was $0 and $0, respectively.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of June 30, 2023. The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited condensed consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

The Company’s assessment identified certain material weaknesses, (i) functional controls, (ii) lack of audit committee and (iii) segregation of duties. Because of the Company’s limited resources, there are limited controls over information processing. The Company does not have an audit committee and therefore there is no independent review and independent oversight over the Company’s financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

Notes Payable

As of June 30, 2023, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $418,111 on the loans and $1,673,558 of these loans are in default as of June 30, 2023.

Balance Group loaned the Company an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $29,481 as of June 30, 2023.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of June 30, 2023, accrued interest on the note is $20,817. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. These warrants have expired. As of December 31, 2020, the debt discount was fully amortized.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $37,732 as of June 30, 2023.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $81,008 as of June 30, 2023.

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

BALANCE LABS, INC.

Date: August 11, 2023	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Ari Feldman
Ari Feldman
Chief Financial Officer (Principal Financial and Accounting Officer)

