Form 10-K
period 2023-12-31
Balance Labs, Inc.
filed 2024-04-15
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value (approximate) of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price per share of the Company’s common stock on the OTC Pink Market on December 31, 2023 (the last business day of the registrant’s most recently completed fourth quarter) was $425,636.

As of April 15, 2024, the number of shares of common stock of the registrant outstanding is 21,674,000, par value $0.0001 per share.

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

Along with Mr. Farkas, our management team consists of experienced businesspeople in high-tech fields such as telecommunications, EV Charging infrastructure, as well as the agricultural industry, specifically in the cultivation of olives and production of olive oil. Throughout the years while working with various companies, our management team recognized the need for an independent third-party company that could help developmental stage and startup businesses create and implement a viable business model, assist them in developing marketing, promotional and merchandising plans.

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

Marketing and Sales

We are starting to become more active in the market by developing relationships initially with startups and development stage companies. In addition to the personal relationships of the principals, we plan to use our website www.balancelabs.co to promote our services and provide a contact function that allows potential clients to reach us for additional information. The references to our website in this Annual Report on Form 10-K are inactive textual references only. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. We may also utilize social media such as Facebook, Twitter and an online blog to increase our presence online and communicate the value we can add.

We do not have any specific marketing channels in place at this point to market our services to potential customers. In the next year end we plan to market our services through word of mouth or personal referrals. We also plan to advertise in startup and development stage specific journals and online media. Referrals from companies that are satisfied with our provided services are likely to be our most significant and efficient form of marketing.

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

Environmental Matters

Our business currently does not involve any environmental regulation.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on services or processes relating to our business. With the exception of domain name and mobile app in the future, we do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Where You Can Find Us

The Company’s principal executive office and mailing address is 407 Lincoln Road, Suite 9F, Miami Beach, FL. Our telephone number is (305) 907-7600.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

WE RELY HEAVILY ON INFORMATION TECHNOLOGY. ANY INTERRUPTION OR LAPSE RELATED TO THAT TECHNOLOGY, INCLUDING ANY CYBERSECURITY INCIDENTS, COULD HARM OUR ABILITY TO OPERATE OUR BUSINESS EFFECTIVELY

Despite our security measures, our information technology and infrastructure are subject to attacks or breaches. Any such breach could result in a material compromise of our systems or these systems of our third-party vendors, and the information stored there could be accessed, publicly disclosed, lost, stolen, or rendered, permanently or temporarily, inaccessible. Furthermore, we may not promptly discover a system intrusion. Attacks could have a material impact on our business, operations or financial results. Any such access, disclosure or other loss of information, including our data being breached at third party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, including potential unauthorized occurrences on or through both, our physical systems and electronic information systems, that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that we collect, process and store as part of our business, including on behalf of third parties. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including: technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.

As part of our risk management process, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. We also maintain a variety of incident response plans that are utilized when incidents are detected. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs at least annually.

We have a unified and centrally-coordinated team, led by our Michael Farkas that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at the Company in close coordination with senior leadership and other teams across the Company. In addition, we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying and managing cybersecurity risks.

Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our risk assessments that are reviewed by the board of directors.

The board of directors oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. They also oversee the response to any significant cybersecurity incidents. Our Michael Farkas, who has cybersecurity knowledge and skills, heads the team responsible for implementing and maintaining cybersecurity and data protection practices at the Company.

We describe whether and how risks from cybersecurity threats have or that are reasonably likely to affect our financial position, results of operations and cash flows, under the heading “WE RELY HEAVILY ON INFORMATION TECHNOLOGY. ANY INTERRUPTION OR LAPSE RELATED TO THAT TECHNOLOGY, INCLUDING ANY CYBERSECURITY INCIDENTS, COULD HARM OUR ABILITY TO OPERATE OUR BUSINESS EFFECTIVELY.” included as part of our Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Item 2. Properties.

The Company’s mailing address is 407 Lincoln Road, Suite 9F, Miami Beach, FL 33139. Our telephone number is (305) 907-7600.

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

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2023:
Fiscal Quarter Ended March 31, 2023	$0.235	$0.235
Fiscal Quarter Ended June 30, 2023	$0.235	$0.235
Fiscal Quarter Ended September 30, 2023	$0.235	$0.235
Fiscal Quarter Ended December 31, 2023	$0.235	$0.235

Fiscal Year Ended December 31, 2022:
Fiscal Quarter Ended March 31, 2022	$0.86	$0.72
Fiscal Quarter Ended June 30, 2022	$1.00	$0.73
Fiscal Quarter Ended September 30, 2022	$0.73	$0.47
Fiscal Quarter Ended December 31, 2022	$1.00	$0.23

Common Stock

All outstanding shares of common stock are of the same class and have equal rights and attributes. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Company’s board of directors out of funds legally available. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of Preferred Stock. Accordingly, our board of directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power, or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Holders

As of April 15, 2024, we had approximately 52 holders of our common stock.

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

Equity Compensation Plan Information

The Company does not have any equity compensation plan.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

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

Although we’ve only worked with three clients since inception, our goal is to add and service a minimum of two to three new clients between now and the end of 2024. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for an on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

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

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of December 31, 2023, this investment has no value based on the equity method of accounting. iGrow Systems, Inc., was developing a plant growing device for home use. iGrow Systems Inc has closed and is no longer in operations.

The Company owned a majority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc. (“W Tech”), an unrelated party in a Share Exchange Agreement. As of September 30, 2021, the investment had a fair value of $0, due to the stock being illiquid, and it is recorded on our consolidated balance sheet using the equity method. On November 17, 2021, W Tech repurchased all the shares owned by the Company and the Company no longer owns any portion of Krypto Ventures Inc.’s or W Tech’s outstanding shares of common stock.

On December 2, 2020, the Company received 1,000,000 shares from EZFill Holdings, Inc, a related party, for past services, with each share valued at $1 each. At the time of acquiring these shares, EZFill Holdings, Inc. was not a publicly traded company.

On September 14, 2021, the S-1 Registration Statement for EZFill Holdings, Inc. was declared effective by the U.S. Securities and Exchange Commission. As a result of becoming a publicly traded company, our investment is now recorded at fair value as available-for-sale securities on September 30, 2022, with the gains and losses being recorded through other income on the consolidated statements of operations for the year ended December 31, 2022 and 2023.

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

At December 31, 2023, the Company owned 66,432 shares after a reverse stock split adjustment of 1 for 3.763243 and the fair value of the investment in EZFill Holdings, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $107,912 ($1.62/share). Recorded an adjustment of ($40,896) for the twelve months ending December 31, 2023, as unrealized loss on securities.

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party (see Note 5). As of December 31, 2023, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. In addition, the interest receivable associated with this note has fully been reserved in the amount of $21,958 as of December 31, 2023.

Our primary requirement for funding is for working capital in order to accommodate temporary negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

For the years ended December 31, 2023 and December 31, 2022.

Overview

We reported a net loss attributable to the Company of $381,571 for year ended December 31, 2023 and a net loss of $768,351 for the year ended December 31, 2022, a difference of $(386,780) or 50%, primarily due to an decrease in the unrealized loss on available for sale securities and a decrease in professional expense.

Revenues – Related Party

For the years ended December 31, 2023 and December 31, 2022, we generated $0 and $247,500, respectively in revenue. The primary reason for the decrease in revenue was due to a decrease of the consulting income received from EZFill Holdings, Inc.

General and Administrative Expenses

General and administrative expenses were $35,571 and $21,236 for the years ended December 31, 2023 and 2022, respectively, an increase of $14,335 or 68% primarily due to increase in office expenses.

Professional Fees

Professional fees were $25,085 and $139,263 for the years ended December 31, 2023 and 2022, respectively, a decrease of $114,178 or 82% due to a decrease in legal and accounting fees.

Salaries and Wages

Wages were $55,644 and $49,837 for the years ended December 31, 2023 and 2022, respectively, an increase of $5,807 or 12% due to an increase in salaries expense.

Other Income and Expense

Other expenses for the year ended December 31, 2023 was $265,271. Other expenses for the year ended December 31, 2022, was $745,515. This represents a difference of $480,244 which was attributable to less unrealized losses associated with the sale of securities.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the year ended December 31, 2023, was $40,896. Unrealized loss on available for sale securities for the year ended December 31, 2022, was $401,250. This represents a decrease of $360,062 or 90% attributable to less losses associated with held securities.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following.

	December 31, 2023	December 31, 2022

Cash	$112,809	$235,311
Working capital (deficiency)	$(4,542,883)	$(3,681,157)

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

As of December 31, 2023, the Company had a working capital deficiency of ($4,542,883). The Company net cash used by operations was $122,502. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon subsequent debt financing and the Company’s current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements for the next year ended.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the year ended December 31, 2023 of $122,502. This was primarily due to an unrealized losses of $40,896 on available for sale securities, and a net loss of $381,571.

Our auditors have issued a going concern opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2023. The consolidated financial statements in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, these conditions raise substantial doubt from our independent auditor about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Balance Labs, Inc. and Subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Balance Labs Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flow for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flow for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of $381,571, for the year ended December 31, 2023. In addition, the Company had an accumulated deficit of $5,355,098 and had negative working capital of $4,542,883. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We did not identify any critical audit matters that need to be communicated.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2022.

PCAOB ID: 5036

Margate, Florida

April 15, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

Assets

Current Assets
Cash and cash equivalents	$112,809	$235,311
Accounts receivable, net of allowance of $0 and $0 as of December 31, 2023 and 2022.	-	45,000
Investment at fair value - related party	107,912	148,808
Total Current Assets	220,721	429,119

Total Assets	$220,721	$429,119

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,381,849	$1,220,017
Accounts payable - related party	911,659	911,659
Short -term advances - related party	1,673,558	1,673,558
Convertible note payable	25,000	25,000
Convertible notes payable - related party, net of debt discount of $0 and $0 as of December 31, 2023, and December 31, 2022	173,192	173,192
Convertible note payable, net of debt discount of $8,504 as of December 31, 2023	491,496
Notes payable - related party	106,850	106,850
Total Current Liabilities	4,763,604	4,110,276

Long Term Liabilities
Convertible note payable, net of debt discount of $ 19,845 as of December 31, 2022	-	480,155
Total Long Term Liabilities	-	480,155

Total Liabilities	4,763,604	4,590,431

Commitments and Contingencies (Note 8)	-	-

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2023, and December 31, 2022	-	-
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively	2,167	2,167
Additional paid-in capital	810,048	810,048
Accumulated deficit	(5,355,098)	(4,973,527)
Stockholders’ Deficit	(4,542,883)	(4,161,312)

Total Stockholders’ Deficit	(4,542,883)	(4,161,312)

Total Liabilities and Stockholders’ Deficit	$220,721	$429,119

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022

Revenues - related party	$-	$247,500

Costs and expenses
General and administrative expenses	35,571	21,236
Professional fees	25,085	139,263
Salaries and wages	55,644	49,837
General and administrative expenses - related party	-	60,000
Total operating expenses	116,300	270,336

Income (Loss) from operations	(116,300)	(22,836)

Other income (expense)
Unrealized loss on marketable securities	(40,896)	(401,250)
Bad debt on note receivable and related accrual interest	-	(151,714)
Net loss allocated from equity method investee	-	(47,255)
Accreted interest income and interest income on note receivable	-	3,311
Gain on disposal of non-controlling investment	-	83,064
Interest expense	(224,375)	(231,671)
Total other expense – net	(265,271)	(745,515)

Net loss	$(381,571)	$(768,351)

Net Loss attributable to the Company	$(381,571)	$(768,351)

Net Loss per share – basic	$0.02	$0.04

Net Loss per share – diluted	$0.02	$0.04

Weighted average number of shares – basic	21,674,000	21,674,000

Weighted average number of shares - diluted	21,674,000	21,674,000

The accompanying notes are an integral part of the consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit)

For the Years Ended December 31, 2023, and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2021	21,674,000	$2,167	$810,048	$(4,205,176)	$(3,392,961)

Net loss	-	-	-	(768,351)	(768,351)

December 31, 2022	21,674,000	$2,167	$810,048	$(4,973,527)	$(4,161,312)

Net loss	-	-	-	(381,571)	(381,571)
December 31, 2023	21,674,000	$2,167	$810,048	$(5,355,098)	$(4,542,883)

The accompanying notes are an integral part of the consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years December 31,
	2023	2022
Operating activities
Net loss - including non-controlling interest	$(381,571)	$(768,351)
Adjustments to reconcile net loss to net cash (used in) operations
Amortization of debt discount	11,341	14,768
Amortization of expense on note receivable	-	(3,308)
Provision for credit losses	-	174,214
Net loss from equity method investment	-	43,812
Unrealized (gain) on available - for - sale securities	40,896	401,249
Gain on disposal of non-controlling investment	-	(83,064)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	45,000	(45,000)
Interest receivable	-	2,218
Prepaids	-	-
Increase (decrease) in
Accounts payable and accrued expenses	161,832	209,989
Accounts payable and accrued expenses - related party	-	60,000
Accumulated losses on unconsolidated investees in excess of investment	-	1,226
Net cash (used in) provided by operating activities	(122,502)	7,753

Net (decrease) increase in cash	(122,502)	7,753

Cash and cash equivalents - beginning of period	235,311	227,558

Cash and cash equivalents - end of period	$112,809	$235,311

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash operating activities
Reversal of accrued expense payable	$40,165	$-
Total non-cash operating activities	$40,165	$-

The accompanying notes are an integral part of the consolidated financial statements.

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception. The Company has relied primarily on loans from related parties to fund its operations with a net loss of $381,571 for the year of 2023 and stockholders’ deficit of $4,542,883 as of December 31, 2023. There is substantial doubt about the Company to continue as a going concern for a period of one year from the date of these financial statements were issued. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next year ended that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2023 and December 31, 2022, the Company has $2,000 and $2,000 in cash equivalents, respectively.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at December 31, 2023, and 2022, respectively.

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Company recognizes consulting income when the services are performed, and performance obligations are satisfied over time or point of time the Company had no revenue for the year ended December 31, 2023.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2020, 2021, and 2022 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in EZFill Holdings, Inc. as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized gain on the available-for sale securities during the year ended December 31, 2023, and 2022 has been recorded in Other Expense on the Income Statement.

 BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Marketable Securities

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

The Company holds one investment as of December 31, 2023, and one investments as of December 31, 2022.

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

● $200,000,

● During the first year of the agreement, $25,000 per month, with the 1st payment due 30 days after the completion of the Company’s IPO,

● During the second year of the agreement, $22,500 per month; and

● On each anniversary of the agreement, 500,000 shares of common stock

At December 31, 2023, the Company owned 66,432 shares after a reverse stock split adjustment of 1 for 3.763243 and the fair value of the investment in EZFill Holdings, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $107,912 ($1.62/share). Recorded an adjustment of ($40,896) for the twelve months ending December 31, 2023, as unrealized loss on securities.

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

The Company holds one investment as of December 31, 2023, and one investment as of December 31, 2022.

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Investments

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party (see Note 5). As of December 31, 2023, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During the twelve months ended December 31, 2023, the Company recorded $0 of unrealized loss from this investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2023, the carrying value of marketable securities was $107,912, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB).

At December 31, 2023, the Company owned 66,432 shares after a reverse stock split adjustment of 1 for 3.763243 and the fair value of the investment in EZFill Holdings, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $107,912 ($1.62/share). Recorded an adjustment of ($40,896) for the twelve months ending December 31, 2023, as unrealized loss on securities.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC., and Balance Labs Inc. All intercompany transactions are eliminated. The Company’s four subsidiaries, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., and Balance Medical Marijuana Co. are dormant. The Company had a non-controlling interest of 43.15% in iGrow Systems Inc., iGrow Systems Inc has closed and is no longer in operations.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect of 0 and 740,000 warrants and 3,756,496 and 3,756,496 shares from convertible notes payable for the year ended December 31, 2023 and 2022, respectively, were anti-dilutive.

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

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2023.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$107,912	$107,912	$-	$-
Total Assets measured at fair value	$107,912	$107,912	$-	$-

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2022.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$148,808	$148,808	$-	$148,808
Total Assets measured at fair value	$148,808	$148,808	$-	$148,808

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the year ended December 31, 2023 and December 31, 2022, advertising, marketing, and promotion expense was $7,983 and $1,740, respectively.

Property and equipment

Property and equipment consists of furniture and office equipment and is stated at cost less accumulated depreciation. Depreciation is determined by using the straight-line method for furniture and office equipment, over the estimated useful lives of the related assets, generally three to five years.

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the related assets.

Depreciation expense for the year ended December 31, 2023 and 2022 totaled $0 and $0 respectively. There were no additions during the year ended December 31, 2023 and 2022 respectively.

Intangible Assets

There were no additions to Intangible Assets during the year ended December 31, 2023 and 2022, respectively.

Recently Issued Accounting Pronouncements

The Company has evaluated all new accounting standards that are in effect and may impact its consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company is still evaluating the impact of this standard on its financial statements

Note 4 – Stockholders’ Deficit

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

Warrants

On October 3, 2019, the Company received $40,000 from The Sammy Farkas Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020, or upon the Company raising $500,000 from outside investors, whichever occurs first. In conjunction with The Sammy Farkas Foundation agreement the Company issued warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.00 per share which expired on October 10, 2022. As of December 31, 2023, there are no warrants outstanding.

Note 5 – Note Receivable

On September 30, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. As of December 31, 2023, this receivable is fully reserved against. For the twelve months ended December 31, 2023 and 2022, the Company recorded $0 and $0, respectively, of interest income in relation to this note.

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a purchase price of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. The Company recorded an allowance of 100% against this receivable of $141,000 in 2022.

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 6 – Related Party Transactions

The Company’s CEO under a new 2023 agreement earns $10,000 per month starting October 1, 2023 through September 30, 2025. The following compensation was recorded within salaries expenses on the statements of operations: under the new agreement of $30,000 in 2023 and $30,000 under the old agreement in 2022.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017, bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2023 and December 31, 2022, accrued interest on the note is $350,000 and $300,000, respectively. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The convertible note payable, net of debt discount of $8,504 and $19,845 as of December 31, 2023 and December 31, 2022 of $491,496 and $480,155, respectively was recorded under current liability and long term liability, respectively on the balance sheet.

	December 31, 2023	December 31, 2022
16th Avenues Associates	$500,000	$500,000
Debt discount	(8,504)	(19,845)
Convertible note payable – long term	$491,496	$480,155

The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates, a non-related party company. The terms remain the same and the transfer has no effect on the financial statements. During the twelve months ended December 31, 2023, the Company amortized $11,341 of debt discount.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $37,125. The note balance of $66,850 is included in the note payable – related party in current liability as of December 31, 2023 and December 31, 2022.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of December 31, 2023, accrued interest on the note is $23,237. The note balance of $40,000 is included in the note payable – related party in current liability as of December 31, 2023 and December 31, 2022.

The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expired on October 10, 2022. The warrants had a relative fair value of $8,283, which was recorded as a debt discount and fully amortized.

	December 31, 2023	December 31, 2022
Balance Group LLC	$66,850	$66,850
The Foundation	40,000	40,000
Note Payable – related party	$106,850	$106,850

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

On September 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on September 27, 2022, or upon the Company raising $250,000 from investors, whichever occurs first. The note balance of $53,192 is included in the convertible notes payable - related party, net of debt discount of $0 and $3,428, as of December 31, 2023, and December 31, 2022, respectively. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a component of equity in 2021. As of December 31, 2023, the Company has accrued interest of $16,019 and is recorded in the accrued expenses on the balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021. The note is currently in default and is currently recorded under convertible payable – related party in current liabilities in the balance sheet. The accrued interest balance of $87,058 is recorded in the accrued expenses on the balance sheet as of December 31, 2023.

	December 31, 2023	December 31, 2022
Balance Group LLC	$120,000	$120,000
Note Payable from CEO	53,192	53,192
Convertible note payable- related party	$173,192	$173,192

As of December 31, 2023 and December 31, 2022, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. These loans of $1,673,558 and the accrued interest on these loans of $612,289 are in default as of December 31, 2023. These loans of $1,673,558 are in default and are reported under short -term advances from related party on the balance sheet as of December 31, 2023 and December 31, 2022.

Note 7 – Convertible Notes and Notes Payable

Notes Payable

For all information regarding the related party note payable see note 6.

BALANCE LABS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Convertible Notes Payable

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017, bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2022, accrued interest on the note is $375,069. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. The convertible note payable, net of debt discount of $8,504 and $19,845 as of December 31, 2023 and December 31, 2022 was $491,496 and $480,155, respectively, and was recorded under current liabilities in 2023 and long term liability in 2022 on the balance sheet.

	December 31, 2023	December 31, 2022
Newell Trading Group	$500,000	$500,000
Debt discount	(8,504)	(19,845)
Convertible note payable – long term	$491,496	$480,155

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

Consulting Fees

The Company pays its CEO $10,000 per month started October 2023 for a term of 2 years as compensation and recorded in salaries expenses on the consolidated statement of operations.

Note 9 – Income Taxes

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

The Company has the following net deferred tax asset:

	As of December 31, 2023	As of December 31, 2022
Temporary Differences	$255,138	$247,534
Unrealized gains	120,135	120,135
Impairment losses on investment	313,925	324,364
Net operating loss carryforward	383,370	286,626
Total gross deferred tax assets	(1,072,568)	(978,659)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year ended December 31, 2023	For the Year ended December 31, 2022

Expected federal statutory rate	(21.00)%	(21.00)%
State Effect on tax rate, net of federal benefit	(4.35)%	(4.35)%
Permanent differences	(5.75)%	(5.75)%
Change in valuation allowance	31.10%	31.10%

Income tax provision (benefit)	-	-

As of December 31, 2023, the Company had approximately $1,512,000 of federal and state net operating loss carryovers (“NOLs”). From this amount, $711,000 expire after 20 years, and can be carried back 2 years, according to the old tax law, while $627,000 can be carried forward indefinitely and cannot be carried back, in accordance with the new tax rules. The valuation allowance increased by approximately $93,909 for the year ended December 31, 2023, and increased by $114,310 for the year ended December 31, 2022.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions
Michael D. Farkas	51	President, Chief Executive Officer and Chairman of the Board
Ari Feldman	51	Chief Financial Officer
Carmen Villegas	36	Secretary and Director

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

Board of Directors Meetings and Attendance

The board of directors held no meetings in 2023. We have no formal policy regarding director attendance at the annual meeting of stockholders.

Compliance with Section 16(A) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers and directors paid by us during the years ended December 31, 2023 and December 31, 2022.

SUMMARY COMPENSATION TABLE

							Non-
							Equity Incentive	Non- Qualified	All
Name and					Stock	Option	Plan	Deferred	Other
Principal		Salary		Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)		($)	($)	($)	($)	Earnings ($)	($)	($)
Michael D. Farkas	2023		$30,000	$-	$-	$-	$-	$-	$-		$30,000
President, CEO, Chairman	2022		$60,000	$-	$-	$-	$-	$-	$-		$60,000
Ari Feldman	2023		$21,000	$-	$-	$-	$-	$-	$-		$21,000
CFO	2022		$21,000	$-	$-	$-	$-	$-	$-		$21,000
Carmen Villegas	2023	$		$-	$-	$-	$-	$-	$-	$
Secretary and Director	2022	$		$-	$-	$-	$-	$-	$-	$

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the years ended December 31, 2023 and December 31, 2022.

Long-Term Incentive Plan Awards Table

None.

Employment Agreements and Consulting Agreements

Pursuant to certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month through September 30, 2025. As of the date hereof, Mr. Farkas has not received any payment for his services provided and such amounts have been accrued.

Other than the above, we currently we do not have an employment agreement in place with our officers and directors.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We may however implement such long-term equity incentive plans in the future.

For the year ended December 31, 2023, no member of the board of directors was paid any compensation for serving on the board.

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

The Company’s CEO earns $10,000 per month. The following compensation was recorded within salaries on the statements of operations: $30,000 and $60,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, $210,000 of compensation was unpaid and was included in accounts payable on the balance sheet.

On December 31, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expired on October 1, 2019. The note is currently in default and has an accrued interest balance of $87,058. See Note 8.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $37,125.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. As of December 31, 2021 the Company has accrued interest of $16,018.

As of December 31, 2023, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $612,289 on the loans and these loans are in default as of December 31, 2023.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2023, accrued interest on the note is $387,671. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The promissory note has accrued interest of $23,237 as of December 31, 2023. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. As of December 31, 2023, the note is in default and debt discount is fully amortized.

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

● $200,000, upon completion of IP which was completed on September 14, 2021,

● during the first year of the agreement, $25,000 per month, with the 1st payment due 30 days after the completion of the Company’s IPO,

● during the second year of the agreement, $22,500 per month; and

● on each anniversary of the agreement, 500,000 shares of common stock

● At December 31, 2023, the Company owned 66,432 shares after a reverse stock split adjustment of 1 for 3.763243 and the fair value of the investment in EZFill Holdings, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $107,912 ($1.62/share). Recorded an adjustment of ($40,896) for the twelve months ending December 31, 2023, as unrealized loss on securities.

Michael Farkas, the Company’s Chief Executive Officer, beneficially owns approximately 26.1% of the outstanding common stock of EZFill Holdings Inc.

Item 14. Principal Accountant Fees and Services.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our consolidated financial statements and other professional services rendered by our independent registered public accounting firm, Assurance Dimensions for the fiscal year 2023 and 2022.

	2022	2023

Audit Fees (1)	$36,000	$36,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$36,000	$36,000

1)	Audit Fees. These are fees for professional services for the audit of our annual consolidated financial statements, and for the review of the consolidated financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s consolidated financial statements.
3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice and tax planning.
4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)	We have filed the following documents as part of this Annual Report:

1.	Consolidated Financial Statements

The financial statements are included in Item 8. “Consolidated Financial Statements and Supplementary Data.”

2.	Consolidated Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

3.	Exhibits

The following is a list of exhibits filed with this Annual Report incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Title
3.1	Certificate of Incorporation (1)
3.2	By-laws (1)
4.2	10% Convertible Debenture by and between the Company and Newel dated April 1, 2016 (3)
4.3	Warrant to Purchase Common Stock by and between the Company and Newel dated April 1, 2016 (3)
4.4	Description of Securities (6)
4.5	Convertible Promissory Note dated June 28, 2021 (5)
10.1	Consulting Agreement between Michael Farkas and the Company dated February 6, 2015 (1)
10.2	Service Agreement between Bang Holdings Corp. and the Company dated August 22, 2014 (1)
10.3	Form of Securities Purchase Agreement dated September 17, 2015, by and between Balance Labs, Inc. and certain investors (2)
10.4	Investment Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.5	Registration Rights Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.6	Promissory Note between Four Acquisitions Tech LTD and Balance Labs, Inc. dated September 30, 2021 (6)
10.7	Promissory Note between Four Acquisitions Tech Ltd. and Balance Labs, Inc. dated January 29, 2021 (6)
10.8	Form of Promissory note (6)
21.1	Subsidiaries (4)
31.1	Certification of principal executive officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Balance Labs, Inc. Clawback Policy*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on Mary 28, 2020.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2021.
(6)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th of April, 2024.

BALANCE LABS, INC.

By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	President, Chief Executive Officer	April 15, 2024
Michael D. Farkas	and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

/s/ Ari Feldman	Chief Financial Officer	April 15, 2024
Ari Feldman	(Principal Financial Officer)

/s/ Carmen Villegas	Secretary and Director	April 15, 2024
Carmen Villegas

