Form 10-Q
period 2024-03-31
Balance Labs, Inc.
filed 2024-05-10
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 10, 2024, there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC.

FORM 10-Q

2

Explanatory Note:

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, however, the registrant is not subject to such fling requirements and is making such filings on a voluntary basis.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc.

Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$75,764	$112,809
Marketable securities	113,599	107,912

Total Current Assets	189,363	220,721

Total Assets	$189,363	$220,721

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,464,600	$1,381,849
Accounts payable - related party	911,659	911,659
Short -term advances - related party	1,673,558	1,673,558
Convertible note payable	25,000	25,000
Convertible notes payable - related party, net of debt discount of $0 and $0, as of March 31, 2024 and December 31, 2023	173,192	173,192
Convertible note payable, net of debt discount of $5,670 and $8,504 as March 31, 2024 and December 31, 2023	494,330	491,496
Notes payable - related party - net of debt discount of $0 and $0 as of March 31, 2024 and December 31, 2023	106,850	106,850

Total Current Liabilities	4,849,189	4,763,604

Total Liabilities	4,849,189	4,763,604

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,167	2,167
Additional paid-in capital	810,048	810,048
Accumulated deficit	(5,472,041)	(5,355,098)

Total Stockholders’ Deficit	(4,659,826)	(4,542,883)

Total Liabilities and Stockholders’ Deficit	$189,363	$220,721

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues - related party	$-	$-

Costs and expenses
General and administrative expenses	4,040	3,806
Professional fees	16,000	18,782
Salaries and wages	45,678	13,689
Total operating expenses	65,718	36,277

Loss from operations	(65,718)	(36,277)

Other income (expense)
Unrealized gain on available for sale securities	5,687	5,315
Interest expense (includes amortization of debt discount)	(56,912)	(56,318)
Total other expense	(51,225)	(51,003)

Net loss	$(116,943)	$(87,280)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	21,674,000	21,674,000

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,674,000	$2,167	$810,048	$(5,355,098)	$(4,542,883)

Net loss	-	-	-	(116,943)	(116,943)

Balance, March 31, 2024	21,674,000	$2,167	$810,048	$(5,472,041)	$(4,659,826)

Balance Labs, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	21,674,000	$2,167	$810,048	$(4,973,527)	$(4,161,312)

Net loss	-	-	-	(87,280)	(87,280)

Balance, March 31, 2023	21,674,000	$2,167	$810,048	$(5,060,807)	$(4,248,592)

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(116,943)	$(87,280)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	2,834	2,835
Unrealized (gain) loss on available - for - sale securities	(5,687)	(5,315)
Changes in operating assets and liabilities
Decrease (Increase) in
Accounts receivable – related party	-	45,000
Increase in
Accounts payable and accrued expenses	82,751	30,514
Net cash used in operating activities	(37,045)	(14,246)

Net decrease in cash	(37,045)	(14,246)

Cash and cash equivalents - beginning of period	112,809	235,311

Cash and cash equivalents - end of period	$75,764	$221,065

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of March 31, 2024

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of March 31, 2024, and the unaudited consolidated results of its operations and cash flows for the three months ended March 31, 2024. The unaudited consolidated results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on April 15, 2024.

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $37,045 of cash in operating activities during the three months ended March 31, 2024, and currently has $75,764 in cash as of March 31, 2024. Additionally, at March 31, 2024, the Company had an accumulated deficit of $5,472,041 and a working capital deficit of $4,659,826.

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

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At March 31, 2024, and December 31, 2023, the Company has $2,000 in cash equivalents, respectively.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of March 31, 2024

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at March 31, 2024 and December 31, 2023, respectively.

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

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of March 31, 2024

(Unaudited)

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of March 31, 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2021, 2022, and 2023 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in EZFill Holdings, Inc. as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized gain (loss) on the available-for-sale securities during the three months ended March 31, 2024, and 2023 has been recorded in Other Income.

At March 31, 2024, the Company owned 66,432 shares and the fair value of the investment in EZFill Holdings, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $113,599 ($1.71/share). The Company recorded an adjustment of $5,687 for the three months ending March 31, 2024, as unrealized gain on securities. EZFill Holdings Inc. reported a 1 share for 8 share reverse stock split on April 26, 2023, which affected the total number of shares reported as of March 31, 2024.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of March 31, 2024

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

The Company holds one investment as of March 31, 2024, and one investment as of December 31, 2023.

Investments

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party. As of March 31, 2024, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During each three months ended March 31, 2024 the Company recorded $0 of unrealized loss from this investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of March 31, 2024, and December 31, 2023, the carrying value of marketable securities was $113,599 and $107,912, respectively. The securities are included in the Investment at Fair Value – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB).

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of March 31, 2024

(Unaudited)

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The effect 3,698,494 and 3,698,494 shares from convertible notes payable for the three months ended March 31, 2024, and 2023, respectively.

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

As of March 31, 2024

(Unaudited)

●	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2024.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$113,599	$113,599	$-	$-
Total Assets measured at fair value	$113,599	$113,599	$-	$-

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

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the three months ended March 31, 2024, and March 31, 2023, advertising, marketing, and promotion expense was $1,379 and $1,197, respectively.

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

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of March 31, 2024

(Unaudited)

Property and equipment as of March 31, 2024, and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(unaudited)
Website	$1,336	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	11,316	11,316
Less Accumulated Depreciation	(11,316)	(11,316)
Property and Equipment, net	$-	$-

Depreciation expense for the three months ended March 31, 2024, and 2023 totaled $0 and $0, respectively.

Recently Issued Accounting Pronouncements

The Company has evaluated all new accounting standards that are in effect and may impact its unaudited condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company evaluated the impact of this standard on its financial statements and no adjustment is necessary.

Note 4 – Stockholders’ Deficit

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of March 31, 2024

(Unaudited)

Note 5 – Note Receivable

On September 30, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. As of March 31, 2024, this receivable is fully reserved against. For the three months ended March 31, 2024 and 2023, the Company recorded $0 and $0, respectively, of interest income in relation to this note.

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a purchase price of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. The Company recorded an allowance of 100% against this receivable of $141,000 as of March 31, 2024.

Note 6 – Related Party Transactions

The Company’s CEO earns $10,000 per month under a new agreement. This agreement is effective October 31, 2023. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $30,000 and $30,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, $60,000 and $30,000, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheets.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The convertible note payable, net of debt discount of $5,670 and $8,504 as of March 31, 2024 and December 31, 2023 of $494,330 and $491,496, respectively was recorded under current liability on the balance sheet and no additional debt discount adjustment is required upon adoption of ASU 2020-06.

	March 31, 2024	December 31, 2023
	(unaudited)
16th Avenues Associates	$500,000	$500,000
Debt discount	(5,670)	(8,504)
Convertible note payable – long term	$494,330	$491,496

The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates, a non-related party company. The terms remain the same and the transfer has no effect on the financial statements. During the three months ended March 31, 2024 and December 31, 2023, the Company amortized $2,834 and $2,835, respectively of debt discount.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $38,459. The note balance of $66,850 is included in the note payable – related party in current liability as of March 31, 2024 and December 31, 2023.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of March 31, 2024

(Unaudited)

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of March 31, 2024, accrued interest on the note is $24,434. The note balance of $40,000 is included in the note payable – related party in current liability as of March 31, 2024 and December 31, 2023.

The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expired on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and fully amortized.

	March 31, 2024	December 31, 2023
	(unaudited)
Balance Group LLC	$66,850	$66,850
The Foundation	40,000	40,000
Note Payable – related party	$106,850	$106,850

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022, or upon the Company raising $250,000 from investors, whichever occurs first. The note balance of $53,192 is included in the convertible notes payable - related party, net of debt discount of $0 and $0, as of March 31, 2024, and December 31, 2023, respectively. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a component of equity in 2021. As of March 31, 2024, the Company has accrued interest of $17,610 and is recorded in the accrued expenses on the balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 9). The note is currently in default and is currently recorded under convertible payable – related party in current liabilities in the balance sheet. The accrued interest balance of $90,049 is recorded in the accrued expenses on the balance sheet as of March 31, 2024.

	March 31, 2024	December 31, 2023
	(unaudited)
Balance Group LLC	$120,000	$120,000
Note Payable from CEO	53,192	53,192
Convertible note payable- related party	$173,192	$173,192

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

As of March 31, 2024

(Unaudited)

As of March 31, 2024 and December 31, 2023, the CEO and companies controlled by the CEO have loaned the Company a total of $1,673,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. These loans of $1,673,558 and the accrued interest on these loans of $644,665 are in default as of March 31, 2024. These loans of $1,673,558 are in default and are reported under short -term advances from related party on the balance sheet as of March 31, 2024 and December 31, 2023.

Note 7 – Convertible Notes and Notes Payable

Convertible Notes Payable

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements. During the period ended March 31, 2024 and December 31, 2023, the Company amortized $2,835 and $11,340, respectively of debt discount. The convertible note payable, net of debt discount of $5,670 and $8,504 as of March 31, 2024 and December 31, 2023 was $494,330 and $491,496, respectively, and was recorded under current liability on the balance sheet and no additional debt discount adjustment is required upon adoption of ASU 2020-06.

	March 31, 2024	December 31, 2023
	(unaudited)
Newell Trading Group	$500,000	$500,000
Debt discount	(5,670)	(8,504)
Convertible note payable – long term	$494,330	$491,496

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the three months ended March 31, 2024 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

The Company is not a registered investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and does not engage primarily in the business of investing, reinvesting, or trading in securities. The Company is not managed like an active investment vehicle, is not an investment company registered under the 1940 Act and is not required to register under the 1940 Act.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Balance Labs, Inc., and subsidiaries (“Balance Labs” or the “Company”) for the three months ended March 31, 2024 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Balance Labs. This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

We believe that we can support our clients with our existing full-time staff, supplemented with part-time sub-contracted professionals and service providers, as necessary. Between now and the end of 2024, we intend to formalize our relationships with these subcontractors so that we can offer our clients turn-key business development products and services.

Our primary requirement for funding is for working capital in order to accommodate temporary negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023.

Overview

We reported a net loss of $116,943 and of $87,280 for the three months ended March 31, 2024 and 2023, respectively. This represents a difference increase of $29,663, or 34%, primarily due to an increase in the executive salary of the Company’s CEO of $30,000 for the three months ending March 31, 2024.

General and Administrative Expenses

General and administrative expenses were $4,040 and $3,806 for the three months ended March 31, 2024 and 2023, respectively, an increase of $234 or 6% primarily due to a increase in office expenses.

Professional Fees

Professional fees were $16,000 and $18,782 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $2,782 or 15% due to decrease in accounting and legal fees for the quarter.

Other Income and Expense

Other expenses for the three months ended March 31, 2024 was $51,225. Other expense for the three months ended March 31, 2023 was $51,003.

Unrealized gain or loss on available for sale securities

Unrealized gain on available for sale securities for the three months ended March 31, 2024 was $5,687. Unrealized gain on available for sale securities for the three months ended March 31, 2023 was $5,315. This represents an increase of $664 attributable to an increase in the stock price of the securities.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Cash	$75,764	$112,809
Working capital (deficiency)	$(4,659,826)	$(4,542,883)

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

As of March 31, 2024, the Company had a working capital deficiency of $4,659,826. The Company used cash in operations of $37,045. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2024 and March 31, 2023, in the amount of $37,045 and $14,246, respectively. This was primarily due to a net loss of $116,943 primarily offset by an unrealized gain on the value of an investment by $5,687, change in accounts payable and accrued expenses by $82,751, and amortization of debt discount $2,834.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of March 31, 2024. The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited condensed consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

Notes Payable

As of March 31, 2024, the CEO and companies controlled by the CEO have loaned the Company a total of $1,726,750 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $662,275 on the loans and $644.669 of these loans are in default as of March 31, 2024.

Balance Group loaned the Company an additional $186,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $128,508 as of March 31, 2024.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of March 31, 2024, accrued interest on the note is $24,434. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. These warrants have expired. As of December 31, 2020, the debt discount was fully amortized.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $41,122 as of March 31, 2024.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $90,049 as of March 31, 2024.

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

BALANCE LABS, INC.

Date: May 10, 2024	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Ari Feldman
Ari Feldman
Chief Financial Officer (Principal Financial and Accounting Officer)

