Form 10-Q
period 2024-09-30
Balance Labs, Inc.
filed 2024-11-19
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of November 11, 2024 , there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC.

FORM 10-Q

2

Explanatory Note:

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, however, the registrant is not subject to such fling requirements and is making such filings on a voluntary basis.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Labs, Inc.

Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$30,407	$112,809
Marketable securities	79,936	107,912

Total Current Assets	110,343	220,721

Total Assets	$110,343	$220,721

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,643,447	$1,381,849
Accounts payable - related party	911,659	911,659
Short -term advances - related party	1,703,558	1,673,558
Convertible note payable	25,000	25,000
Convertible notes payable - related party, net of debt discount of $0 and $0, as of September 30, 2024 and December 31, 2023	173,192	173,192
Convertible note payable, net of debt discount of $0 and $8,504, as of September 30, 2024 and December 31, 2023	500,000	491,496
Notes payable - related party - net of debt discount of $0 and $0 as of September 30, 2024 and December 31, 2023	106,850	106,850

Total Current Liabilities	5,063,706	4,763,604

Total Liabilities	5,063,706	4,763,604

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,167	2,167
Additional paid-in capital	810,048	810,048
Accumulated deficit	(5,765,578)	(5,355,098)

Total Stockholders’ Deficit	(4,953,363)	(4,542,883)

Total Liabilities and Stockholders’ Deficit	$110,343	$220,721

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues - related party	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	4,557	8,005	11,779	19,536
Professional fees	32,293	11,274	56,838	50,249
Salaries and wages	46,838	15,200	138,659	42,141
Total operating expenses	83,688	34,479	207,276	111,926

Loss from operations	(83,688)	(34,479)	(207,276)	(111,926)

Other income (expense)
Unrealized gain (loss) on available for sale securities	(47,746)	23,250	(27,976)	29,894
Interest expense (includes amortization of debt discount)	(61,403)	(57,506)	(175,228)	(170,136)
Total other (expense)	(109,149)	(34,256)	(203,204)	(140,242)

Net loss	$(192,837)	$(68,735)	$(410,480)	$(252,768)

Net Loss per share - basic and diluted	$(0.01)	$(0.00)	(0.02)	$(0.01)

Weighted average number of shares - basic and diluted	21,674,000	21,674,000	21,674,000	21,674,000

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2024	21,674,000	$2,167	$810,048	$(5,572,741)	$(4,760,526)

Net loss	-	-	-	(192,837)	(192,837)

Balance, September 30, 2024	21,674,000	$2,167	$810,048	$(5,765,578)	$(4,953,363)

Balance, December 31, 2023	21,674,000	$2,167	$810,048	$(5,355,098)	$(4,542,883)

Net loss	-	-	-	(410,480)	(410,480)

Balance, September 30, 2024	21,674,000	$2,167	$810,048	$(5,765,578)	$(4,953,363)

Balance Labs, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2023

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

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024

(Unaudited)

	2024	2023
Operating activities
Net loss	$(410,480)	$(252,768)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	8,504	8,505
Unrealized (gain) loss on available - for - sale securities	27,976	(29,894)
Interest receivable	-	45,000
Increase in
Accounts payable and accrued expenses	261,598	139,464
Net cash used in operating activities	(112,402)	(89,693)

Financing Activities

Proceeds from notes	30,000

Cash provided by in operating activities	30,000	0

Decrease in cash	(82,402)	(89,693)

Cash and cash equivalents - beginning of period	112,809	235,311

Cash and cash equivalents - beginning of period	$30,407	$145,618

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2024

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of September 30, 2024, and the unaudited consolidated results of its operations and cash flows for the three months ended September 30, 2024. The unaudited consolidated results of operations for the three months ended September 30, 2024, are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on April 15, 2024.

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $112,402 of cash in operating activities during the nine months ended September 30, 2024, and currently has $30,407 in cash as of September 30, 2024. Additionally, at September 30, 2024, the Company had an accumulated deficit of $5,765,578 and a working capital deficit of $4,953,363.

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

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At September 30, 2024, and December 31, 2023, the Company has $2,000 in cash equivalents, respectively.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2024

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivables are presented net of an allowance for doubtful accounts of $0 and $0 at September 30, 2024 and December 31, 2023, respectively.

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

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of September 30, 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2021, 2022, and 2023 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in EZFill Holdings, Inc. as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized gain (loss) on the available-for-sale securities during the nine months ended September 30, 2024, and 2023 has been recorded in Other Income.

At September 30, 2024, the Company owned 26,573 shares and the fair value of the investment in EZFill Holdings, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $79,936 ($3.22/share). The Company recorded an adjustment of $27,976 for the nine months ending September 30, 2024, as unrealized loss on securities. EZFill Holdings Inc. reported a 1 share for 8 share reverse stock split on April 26, 2023, and 1 share for 2.5 reverse stock split on July 25, 2024 affected the total number of shares reported as of September 30, 2024.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2024

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

The Company holds one investment as of September 30, 2024, and one investment as of December 31, 2023.

Investments

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party. As of September 30, 2024, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During each three months ended September 30, 2024 and December 31, 2023 the Company recorded $0 of unrealized loss from this investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of September 30, 2024, and December 31, 2023, the carrying value of marketable securities was $79,936 and $107,912, respectively. The securities are included in the Investment at Fair Value – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB).

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

Net Loss Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. The potentially dilutive effect from 4,159,361 and 3,698,494 shares from convertible notes payable for the nine months ended September 30, 2024, and 2023, respectively.

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

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2024.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$79,936	$79,936	$-	$-
Total Assets measured at fair value	$79,936	$79,936	$-	$-

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

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2024, and September 30, 2023, advertising, marketing, and promotion expense was $3,772 and $6,786, respectively.

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

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

Property and equipment as of September 30, 2024, and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	(unaudited)
Website	$-	$1,336
Computer equipment & Software	5,358	5,358
Furniture	4,622	4,622
Total	9,980	11,316
Less Accumulated Depreciation	(9,980)	(11,316)
Property and Equipment, net	$-	$-

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

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 5 – Note Receivable

On September 30, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. As of September 30, 2024, this receivable is fully reserved against. For the nine months ended September 30, 2024 and 2023, the Company recorded $0 and $0, respectively, of interest income in relation to this note.

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a purchase price of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. The Company recorded an allowance of 100% against this receivable of $141,000 as of September 30, 2024.

Note 6 – Related Party Transactions

The Company’s CEO earns $10,000 per month under a new agreement. This agreement is effective October 31, 2023. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $99,900 and $30,000 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, $99,900 and $30,000, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheets.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The convertible note payable, net of debt discount of $0 and $8,504 as of September 30, 2024 and December 31, 2023 of $500,000 and $491,496, respectively was recorded under current liability on the balance sheet and no additional debt discount adjustment is required upon adoption of ASU 2020-06.

	September 30, 2024	December 31, 2023
	(unaudited)
16th Avenues Associates	$500,000	$500,000
Debt discount	-	(8,504)
Convertible note payable	$500,000	$491,496

The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates, a non-related party company. The terms remain the same and the transfer has no effect on the financial statements. During the nine months ended September 30, 2024 and September 30, 2023, the Company amortized $2,834 and $2,834, respectively of debt discount. As of the date of this report, this note is in default.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $41,140. The note balance of $66,850 is included in the note payable – related party in current liability as of September 30, 2024 and December 31, 2023.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

September 31, 2024

(Unaudited)

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of September 30, 2024, accrued interest on the note is $26,841. The note balance of $40,000 is included in the note payable – related party in current liability as of September 30, 2024 and December 31, 2023.

The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expired on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and fully amortized.

	September 30, 2024	December 31, 2023
	(unaudited)
Balance Group LLC	$66,850	$66,850
The Foundation	40,000	40,000
Note Payable – related party	$106,850	$106,850

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022, or upon the Company raising $250,000 from investors, whichever occurs first. The note balance of $53,192 is included in the convertible notes payable - related party, net of debt discount of $0 and $0, as of September 30, 2024, and December 31, 2023, respectively. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a component of equity in 2021. As of September 30, 2024, the Company has accrued interest of $20,810 and is recorded in the accrued expenses on the balance sheet. As of the date of this report, this note is in default.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 9). The note is currently in default and is currently recorded under convertible payable – related party in current liabilities in the balance sheet. The accrued interest balance of $96,066 is recorded in the accrued expenses on the balance sheet as of September 30, 2024.

	September 30, 2024	December 31, 2023
	(unaudited)
Balance Group LLC	$120,000	$120,000
Note Payable from CEO	53,192	53,192
Convertible note payable- related party	$173,192	$173,192

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

As of September 30, 2024 and December 31, 2023, the CEO and companies controlled by the CEO have loaned the Company a total of $1,703,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and 12% and mature one year and one day from the date of the loan. These loans of $1,703,558 and the accrued interest on these loans of $711,891 are in default as of September 30, 2024. Of These loans, $1,673,558 are in default. All of the $1,703,558 balance is reported under short -term advances from related party on the balance sheet as of September 30, 2024 and December 31, 2023.

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

Results of Operations

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023.

Overview

We reported a net loss of $192,837 and $68,735 for the three months ended September 30, 2024 and 2023, respectively. This represents a difference of 124,102, or 4%, primarily due to an increase of approximately $30,000 in salary and an increase in unrealized losson available for sale securities of $24,496.

Revenues - Related Party

For the three months ended September 30, 2024 and September 30, 2023, we generated $0 and $0, respectively in revenue.

General and Administrative Expenses

General and administrative expenses were $4,557 and $8,005 for the three months ended September 30, 2024 and 2023, respectively, an decrease of $3,448 or 43% due to a decrease in printing and utilities expenses.

Professional Fees

Professional fees were $32,293 and $11,274 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $21,019 or 286% due to decrease in accounting and legal fees for the quarter.

Other Income and Expense

Other expenses for the three months ended September 30, 2024 was $109,149. Other expense for the three months ended September 30, 2023 was $34,256. This represents a difference of $74,893 which was attributable to an unrealized loss from available for sale securities, and a slight increase in accrued interest expense on note payable.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the three months ended September 30, 2024 was $47,746. Unrealized gain on available for sale securities for the three months ended September 30, 2023 was $23,250. This represents an increase of $70,996 or 305% attributable to an decrease in the stock price of the securities coupled with a reverse stock split of 2.5 to 1.

Net Loss allocated from Equity Method Investees

Net Loss allocated from Equity Method Investee for the three months ended September 30, 2024 and September 30, 2023 was $0 and $0, respectively.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023.

Overview

We reported a net loss of $410,480 and of $252,768 for the nine months ended September 30, 2024 and 2023, respectively. This represents a difference of $157,713, or 63%, primarily due to an increase in salary and wages and by an unrealized gain on available for sale securities of $

Revenues - Related Party

For the nine months ended September 30, 2024 and September 30, 2023, we generated $0 and $0, respectively in revenue.

General and Administrative Expenses

General and administrative expenses were $11,779 and $19,536 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $7,757 or 37% primarily due to an decrease in office expenses.

Professional Fees

Professional fees were $56,838 and $50,249 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $6,589 or 12% due to an increase in accounting and legal fees for the quarter.

Other Income and Expense

Other expenses for the nine months ended September 30, 2024 was $203,204. Other expense for the nine months ended September 30, 2023 was $140,842. This represents a difference of $62,362 or 31% which was attributable to an unrealized loss from available for sale securities and interest expense,.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the nine months ended September 30, 2024 was $27,976. Unrealized gain on available for sale securities for the nine months ended September 30, 2023 was $29,894. This represents an increase of $57,870 or 194% attributable to an increase in the stock price of the securities and a reverse stock split.

Net Loss allocated from Equity Method Investee

Net Loss allocated from Equity Method Investee for the nine months ended September 30, 2024 and September 30, 2023 was $0 and $0, respectively.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2024	December 31, 2023
	(Unaudited)
Cash	$30,407	$112,809
Working capital (deficiency)	$4,953,363	$4,542,883

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

As of September 30, 2024, the Company had a working capital deficiency of $4,953,363 and used cash in operations of $112,402. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2024 and September 30, 2023, in the amount of $112,402 and $89,693, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 and September 30, 2023 was $0 and $0, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 and September 30, 2023 was $30,000 and $0, respectively.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of September 30, 2024. The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited condensed consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company has adopted this standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Notes Payable

As of September 30, 2024, the CEO and companies controlled by the CEO have loaned the Company a total of $1,756,750 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $732,701 on the loans and $1,673,558 of these loans are in default as of September 30, 2024.

Balance Group loaned the Company an additional $186,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $137,206 as of September 30, 2024.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of September 30, 2024, accrued interest on the note is $25,631. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. These warrants have expired. As of December 31, 2020, the debt discount was fully amortized.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $43,378 as of September 30, 2024.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $96,066 as of September 30, 2024.

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

BALANCE LABS, INC.

Date: November 19, 2024	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer (Principal Financial and Accounting Officer)

