Form 10-K
period 2024-12-31
Balance Labs, Inc.
filed 2025-04-15
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value (approximate) of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price per share of the Company’s common stock on the OTC Pink Market on June 30, 2024 (the last business day of the registrant’s most recently completed second quarter) was $5,418,500.

As of April 15, 2025, the number of shares of common stock of the registrant outstanding is 21,674,000, par value $0.0001 per share.

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

The Company is led by our President, Chief Executive Officer and Chairman of the Board, Michael D. Farkas, who is a seasoned entrepreneur and has worked in corporate finance and in assisting and developing businesses in multiple industries for the past twenty-six (27) years.

Along with Mr. Farkas, our management team consists of experienced businesspeople in high-tech fields such as telecommunications, electronic vehicle charging infrastructure, as well as the agricultural industry, specifically in the cultivation of olives and production of olive oil. Throughout the years while working with various companies, our management team recognized the need for an independent third-party company that could help developmental stage and startup businesses create and implement a viable business model, assist them in developing marketing, promotional and merchandising plans.

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

Employees

We presently have no other employees other than our President and Chief Executive Officer, Michael Farkas, Secretary, Carmen Villegas, Chief Financial Officer, Joel Kleiner and General Counsel, Yechiel Baron. Over time, we may hire employees and/or engage additional independent contractors to execute our projects. These decisions will be made by our officers when appropriate.

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

Where You Can Find Us

The Company’s principal executive office and mailing address is 407 Lincoln Road, Suite 701, Miami Beach, FL 33139. Our telephone number is (305) 907-7600.

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

ADDITIONAL FINANCING MAY ADVERSELY IMPACT YOUR INTEREST

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

COMPLETE CONTROL OVER THE COMPANY

Our majority shareholder, Balance Holdings, LLC, which our President, Chief Executive Officer and Chairman of the Board, Michael D. Farkas has investing and dispositive power of, beneficially own approximately 59.9% of our common stock. Mr. Farkas also has investing and dispositive power of Shilo Holding Group LLC, which own approximately 5.08% of our common stock. Therefore, Mr. Farkas is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he also has significant control over our management and policies. The directors elected thereof will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest.

DEPENDENCE ON KEY PERSONNEL

We will be dependent on services from our management team, including President, Chief Executive Officer and Chairman of the Board, Michael D. Farkas, Chief Financial Officer, Joel Kleiner and Secretary, Carmen Villegas. The loss of our officers and/or key employees could have a material adverse effect on the operations and prospects of the Company. Our management is expected to handle all marketing and sales efforts and manage the operations. Their responsibilities include formalizing business arrangements with third party service providers, directing the development of the Company website and other online communication tools, and formulating marketing materials to be used during presentations and meetings. At this time, we do not have an employment agreement with Ms. Villegas though the Company may enter into such an agreement with her on terms and conditions usual and customary for its industry. The Company does have an employment agreement with Mr. Farkas and Mr. Kleiner. The Company does not currently have “key man” life insurance on Ms. Villegas, Mr. Kleiner or Mr. Farkas.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Item 2. Properties.

The Company’s mailing address is 407 Lincoln Road, Suite 701, Miami Beach, FL 33139. Our telephone number is (305) 907-7600.

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

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2024:
Fiscal Quarter Ended March 31, 2024	$0.23	$0.23
Fiscal Quarter Ended June 30, 2024	$0.25	$0.25
Fiscal Quarter Ended September 30, 2024	$0.182	$0.182
Fiscal Quarter Ended December 31, 2024	$0.2122	$0.2122

Fiscal Year Ended December 31, 2023:
Fiscal Quarter Ended March 31, 2023	$0.235	$0.235
Fiscal Quarter Ended June 30, 2023	$0.235	$0.235
Fiscal Quarter Ended September 30, 2023	$0.235	$0.235
Fiscal Quarter Ended December 31, 2023	$0.235	$0.235

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

Holders

As of April 10, 2025, we had approximately 52 holders of our common stock.

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

Although we’ve only worked with three clients since inception, our goal is to add and service a minimum of two to three new clients  between now and the end of 2025. We’re marketing our services through both personal contact and online by (a) mining our existing network of professional contacts via personal outreach programs, which will also target international prospects that may wish to enter the US market; (b) expanding our network by attending targeted conferences and professional gatherings; and (c) utilizing our website at www.balancelabs.co, plus engaging potential clients on social media, including LinkedIn, Facebook and Twitter. However, because we have a limited budget allocated for an on-line marketing campaign, we anticipate that professionals within our professional network and personal referrals from companies that are satisfied with our professional services are likely to be our most significant and efficient near-term form of marketing.

We believe that we can support our clients with our existing full-time staff, supplemented with part-time sub-contracted professionals and service providers, as necessary. Between now and the end of 2025, we intend to formalize our relationships with these subcontractors so that we can offer our clients turn-key business development products and services.

The Company incorporated or formed nine subsidiaries since 2016: Balance Labs, LLC, Balance AgroTech Co., Advanced AutoTech Co., Balance Cannabis Co., Balance Medical Marijuana Co. Krypto Ventures Inc, formerly known as KryptoBank Co., a former subsidiary. Except for Krypto Ventures Inc., formerly known as KryptoBank Co. all of the subsidiaries are wholly owned by the Company. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in Descrypto Holdings, Inc. (“Descrypto”) (formerly W Technologies Inc.), an unrelated party in a Share Exchange Agreement. As a result, Krypto Ventures, Inc was deconsolidated and is no longer our subsidiary.

In November 2018, the Company acquired a non-controlling minority interest in a new startup company, iGrow Systems, Inc. As of December 31, 2024, this investment has no value based on the equity method of accounting. iGrow Systems, Inc., was developing a plant growing device for home use. iGrow Systems Inc has closed and is no longer in operations.

The Company owned a majority interest in Krypto Ventures Inc, formerly known as KryptoBank Co. On July 29, 2021, the Company exchanged 52,500,000 shares of common stock in Krypto Ventures, Inc. for 119,584,736 shares of common stock in W Technologies Inc. (“W Tech”), an unrelated party in a Share Exchange Agreement. As of December 31, 2024, the investment had a fair value of $0, due to the stock being illiquid, and it is recorded on our consolidated balance sheet using the equity method. On November 17, 2021, W Tech repurchased all the shares owned by the Company and the Company no longer owns any portion of Krypto Ventures Inc.’s or W Tech’s outstanding shares of common stock.

On December 2, 2020, the Company received 1,000,000 shares from NextNRG Inc. (Formerly known EZFill Holdings, Inc), a related party, for past services, with each share valued at $1 each. At the time of acquiring these shares, NextNRG, Inc. (Formerly known as EZFill Holdings, Inc.) was not a publicly traded company.

On September 14, 2021, the S-1 Registration Statement for NextNRG, Inc. (Formerly known as EZFill Holdings, Inc.) was declared effective by the U.S. Securities and Exchange Commission. As a result of becoming a publicly traded company, our investment is now recorded at fair value as available-for-sale securities on December 31, 2024, with the gains and losses being recorded through other income on the consolidated statements of operations for the year ended December 31, 2023 and 2024.

On November 18, 2020, the Company executed a two (2) year, third-party consulting agreement with NextNRG, Inc. (Formerly known as EZFill Holdings, Inc.) for various corporate services. The current service agreement has expired effective November 18, 2022. In connection with this agreement, and with the effectiveness of the Company’s Form S-1 registration statement, the Company was entitled to compensation as follows:

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

At December 31, 2024, the Company owned 26,573 shares after a reverse stock split adjustment of 1 for 3.763243, a reverse stock split adjustment of 1 for 8, and a reverse stock split adjustment of 1 for 2.5. The fair value of the investment in NextNRG, Inc. (Formerly known as EZFill Holdings, Inc.) was reported on the balance sheet as Investment at fair value - related party totaling $82,376 ($3.10/share). The Company recorded an adjustment of ($25,536) for the twelve months ending December 31, 2024, as unrealized loss on securities.

On January 29, 2021, the Company received 20% ownership of Pharmacy No. 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party (see Note 5). As of December 31, 2024, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. In addition, the interest receivable associated with this note has fully been reserved in the amount of $21,958 as of December 31, 2024.

Our primary requirement for funding is for working capital in order to accommodate temporary negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

For the years ended December 31, 2024 and December 31, 2023.

Overview

We reported a net loss of $528,223 and $381,571 for the years ended December 31, 2024 and 2023, respectively. This represents a difference of $146,652, or 38%, primarily due to an increase of approximately $130,000 in wages and salaries and an increase of approximately $47,000 in legal and professional fees, partially offset by a decrease in interest expense and general and administrative costs.

Revenues - Related Party

For the years ended December 31, 2024 and 2023, we generated $0 and $0, respectively in revenue.

General and Administrative Expenses

General and administrative expenses were $13,647 and $35,571 for the years ended December 31, 2024 and 2023, respectively, a decrease of $21,924 or 62% due to a decrease in printing, rent, and utilities expenses.

Professional Fees

Professional fees were $71,634 and $25,085 for the years ended December 31, 2024 and 2023, respectively, an increase of $46,549 or 186% due to decrease in accounting and legal fees for the year.

Other Income and Expense

Other expenses for the year ended December 31, 2024 was $256,938. Other expense for the year ended December 31, 2023 was $265,271. This represents a difference of $7,027 which was attributable to an unrealized loss from available for sale securities, and a slight increase in accrued interest expense on note payable.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the year ended December 31, 2024 was $25,536. Unrealized gain on available for sale securities for the year ended December 31, 2023 was $40,896. This represents an increase of $15,360 or 36% attributable to an decrease in the stock price of the securities coupled with a reverse stock split of 2.5 to 1.

Net Loss allocated from Equity Method Investees

Net Loss allocated from Equity Method Investee for the years ended December 31, 2024 and 2023 was $0 and $0, respectively.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31, 2024	December 31, 2023
Cash	$13,199	$112,809
Working capital (deficiency)	$(5,071,106)	$(4,542,883)

Availability of Additional Funds

Except for the monthly consulting fee to our CEO and Chairman of the Board, as described elsewhere in this report, we currently do not have any material commitments for capital expenditures. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need additional capital. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients.

As of December 31, 2024, the Company had a working capital deficiency of $5,071,106 and used cash in operations of $157,110. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2024 and 2023, in the amount of $157,110 and $122,502, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities during the years ended December 31, 2024 and 2023 was $0 and $0, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2024 and 2023 was $57,500 and $0, respectively.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt regarding the Company’s ability to continue as a going concern as of December 31, 2024. The audited financial statements in this report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The reasons for the substantial doubt include the Company’s limited cash resources, insufficient revenue to cover operating expenses, net losses, and accumulated deficit. The Company’s plans to address these matters are described in the notes to the financial statements. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

In November 2023, the FASB issued ASU 2023-07, which introduces enhancements to the disclosure requirements for reportable segments. The update mandates:

●	More detailed disclosures regarding significant segment expenses.
●	Alignment of segment reporting requirements with the information regularly reviewed by management.
●	The Company adopted ASU 2023-07 effective January 1, 2024. This adoption did not have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Balance Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Balance Labs, Inc. (the Company) as of December 31, 2024, and the related consolidated statement of operations, changes in stockholders’ (deficit), and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Balance Labs, Inc. as of December 31, 2023 were audited by other auditors whose report dated April 15, 2024 expressed an unqualified opinion on those statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company has a going concern due to its insufficient cash balance and accumulated net losses.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

PCAOB Firm ID is 2738

We have served as the Company’s auditor since 2024

The Woodlands, TX

April 15, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Balance Labs, Inc. and Subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Balance Labs Inc. and Subsidiaries (the Company) as of December 31, 2023 and the related consolidated statements of operations, stockholders’ deficit, and cash flow for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flow for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2022.
Margate, Florida
April 15, 2024

Balance Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets

Current Assets
Cash and cash equivalents	$13,199	$112,809
Marketable securities- Related Party	82,376	107,912

Total Current Assets	95,575	220,721

Total Assets	$95,575	$220,721

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,718,922	$1,381,849
Accounts payable - related party	911,659	911,659
Short -term advances - related party	1,731,058	1,673,558
Convertible note payable, net of debt discount of $0 and $0 as of December 31, 2024 and 2023	173,192	173,192
Convertible note payable, net of debt discount of $0 and $8,504 as of December 31, 2024 and 2023	525,000	516,496
Notes payable - related party - net of debt discount of $0 and $0 as of December 31, 2024 and 2023	106,850	106,850

Total Current Liabilities	5,166,681	4,763,604

Total Liabilities	5,166,681	4,763,604

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2,167	2,167
Additional paid-in capital	810,048	810,048
Accumulated deficit	(5,883,321)	(5,355,098)

Total Stockholders’ Deficit	(5,071,106)	(4,542,883)

Total Liabilities and Stockholders’ Deficit	$95,575	$220,721

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023

Revenues - related party	$-	$-

Costs and expenses
General and administrative expenses	13,647	35,571
Professional fees	71,634	25,085
Salaries and wages	186,004	55,644
Total operating expenses	271,285	116,300

Loss from operations	(271,285)	(116,300)

Other income (expense)
Unrealized loss on marketable securities	(25,536)	(40,896)
Interest expense	(231,402)	(224,375)
Total other expense – net	(256,938)	(265,271)

Net loss	$(528,223)	$(381,571)

Net Loss attributable to the Company	$(528,223)	$(381,571)

Net Loss per share – basic	$(0.02)	$(0.02)

Net Loss per share – diluted	$(0.02)	$(0.02)

Weighted average number of shares – basic	21,674,000	21,674,000

Weighted average number of shares - diluted	21,674,000	21,674,000

The accompanying notes are an integral part of the consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit)

For the Years Ended December 31, 2024, and 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2022	21,674,000	$2,167	$810,048	$(4,973,527)	$(4,161,312)

Net loss	-	-	-	(381,571)	(381,571)

December 31, 2023	21,674,000	$2,167	$810,048	$(5,355,098)	$(4,542,883)

Net loss	-	-	-	(528,223)	(528,223)
December 31, 2024	21,674,000	$2,167	$810,048	$(5,883,321)	$(5,071,106)

The accompanying notes are an integral part of the consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years December 31,
	2024	2023
Operating activities
Net loss	$(528,223)	$(381,571)
Adjustments to reconcile net loss to net cash (used in) operations
Amortization of debt discount	8,504	11,341
Unrealized loss (gain) on available - for - sale securities	25,536	40,896
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	-	45,000
Increase (decrease) in
Accounts payable and accrued expenses	337,073	161,832
Net cash (used in) provided by operating activities	(157,110)	(122,502)
Investing activities
Net cash provided by investing activities	-	-

Financing activities
Short -term advances -related party	57,500	-

Net cash provided by financing activities	57,500	-

Net (decrease) increase in cash	(99,610)	(122,502)

Cash and cash equivalents - beginning of period	112,809	235,311

Cash and cash equivalents - end of period	$13,199	$112,809

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash operating activities
Reversal of accrued expense payable	$-	$40,165
Total non-cash operating activities	$-	$40,165

The accompanying notes are an integral part of the consolidated financial statements.

BALANCE LABS, INC.

Condensed Notes to Consolidated Financial Statements

December 31, 2024

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

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $157,110 of cash in operating activities during the year ended December 31, 2024, and currently has $13,199 in cash as of December 31, 2024. Additionally, at December 31, 2024, the Company had an accumulated deficit of $5,883,321 and an accumulated deficit of $5,071,106.

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

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At December 31, 2024, and December 31, 2023, the Company had $2,000 and $2,000 in cash equivalents, respectively.

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

Business Segments and Expense Disclosure

The Company follows ASC 280, Segment Reporting, which requires public entities to report financial and descriptive information about their reportable operating segments.

ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

●	Engages in business activities from which it may earn revenues and incur expenses;

●	Has operating results that are regularly reviewed by the Chief Operating Decision Maker (“CODM,” which is our Chief Executive Officer) to make decisions about resource allocation and performance assessment; and

●	Has discrete financial information available.

Under ASC 280-10-50-5, a public entity is required to report separately only those operating segments that meet certain quantitative thresholds. However, as specified in ASC 280-10-50-11, if a company’s business activities are managed as a single operating segment and reviewed on a consolidated basis, the company may report as a single segment. The Company has determined that it operates as one reportable segment, as its CODM reviews the business rather than by distinct business components.

Application of ASU 2023-07 – Segment Expense Disclosure Requirements

In October 2023, the FASB issued ASU 2023-07, which enhances segment reporting by requiring public entities to disclose significant segment expenses that are regularly reviewed by the CODM. However, under ASC 280-10-50-31, these requirements apply only to entities with multiple reportable segments. Since the Company operates as a single reportable segment, it is not required to disclose segment expenses separately. Although ASC 280-10-50-32 allows entities to voluntarily disclose additional segment-related information, including a breakdown of expenses, the Company is not required to present individual expense categories, and has not done so, because its operations are reviewed and managed as a single segment.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivables are presented net of an allowance for doubtful accounts of $0 and $0 at December 31, 2024 and December 31, 2023, respectively.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2021, 2022, 2023, and 2024 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in NextNRG Inc. (Formerly known as EZFill Holdings, Inc.) as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized gain (loss) on the available-for-sale securities during the years ended December 31, 2024, and 2023 has been recorded in Other Income.

At December 31, 2024, the Company owned 26,573 shares and the fair value of the investment in NextNRG Inc. (Formerly known as EZFill Holdings, Inc.) was reported on the balance sheet as Investment at fair value - related party totaling $82,376 ($3.10/share). The Company recorded an adjustment of $25,536 for the year ending December 31, 2024, as unrealized loss on securities. NextNRG Inc. (Formerly known as EZFill Holdings, Inc.) reported a 1 share for 8 share reverse stock split on April 26, 2023, and 1 share for 2.5 reverse stock split on July 25, 2024 affected the total number of shares reported as of December 31, 2024.

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

The Company holds one investment as of December 31, 2024, and one investment as of December 31, 2023.

Investments

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party. As of December 31, 2024, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During each twelve months ended December 31, 2024 and 2023 the Company recorded $0 of unrealized loss from this investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2024 and 2023, the carrying value of marketable securities was $82,376 and $107,912, respectively. The securities are included in the Investment at Fair Value – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB).

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC.

Net Loss Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. There is a potentially dilutive effect from 4,218,372 and 3,756,496 shares from convertible notes payable for the years ended December 31, 2024, and 2023, respectively, and no outstanding warrants as of December 31, 2024 and 2023, respectively. However, these potentially dilutive securities are anti-dilutive due to the net loss in both 2024 and 2023.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2024.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$82,376	$82,376	$-	$-
Total Assets measured at fair value	$82,376	$82,376	$-	$-

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2023.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$107,912	$107,912	$-	$-
Total Assets measured at fair value	$107,912	$107,912	$-	$-

The Company accounts for its investment in NextNRG Inc.(Formerly known as EzFill Holdings, Inc.) as available-for-sale securities, since the investment is valued based on quoted market price using observable inputs.

Business Segments

The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), evaluates the Company’s financial performance and allocates resources based on a consolidated view of the business. Consequently, the Company operates as a single reportable segment under the guidelines of ASC 280, Segment Reporting. The CODM classifies this segment as Consulting.

The Company’s operations, which include marketing and professional services, are managed centrally. The CODM assesses financial performance using metrics such as revenue, operating profit, and key operating expenses, which are outlined below as the primary cost components for evaluating the Company’s performance.

Additionally, the CODM measures income generated from the Company’s assets by focusing on net income as a key performance indicator. This metric is used to assess the return on assets and supports strategic decision-making.

	December 31, 2024	December 31, 2023

Revenue	$-	$-

Reconciliation of revenue:
Less: Cost of goods sold	-	-
Segment gross profit	$-	$-

Less:
Salaries and wages	186,004	55,644
Professional fees	71,634	25,085
Other segment items(1)	13,647	35,571
Segment net loss	$(271,285)	$(116,300)

Reconciliation of loss:
Other income (expense), net	(256,938)	(265,271)
Loss before income taxes	$(528,223)	$(381,571)

(1)	Other segment items comprising segment net loss include advertising and promotion, stock related expenses, and certain general and administrative expenses.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the twelve months ended December 31, 2024, and December 31, 2023, advertising, marketing, and promotion expense was $4,969 and $7,983, respectively.

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

Depreciation expense for the year ended December 31, 2024 and 2023 totaled $0 and $0 respectively. There were no additions during the year ended December 31, 2024 and 2023 respectively.

Property and equipment as of December 31, 2024, and December 31, 2023 consisted of the following:

	December 31, 2024	December 31, 2023

Website	$-	$1,336
Computer equipment & Software	5,358	5,358
Furniture	802	4,622
Total	6,160	11,316
Less Accumulated Depreciation	(6,160)	(11,316)
Property and Equipment, net	$-	$-

Recently Issued Accounting Pronouncements

The Company has evaluated all new accounting standards that are in effect and may impact its unaudited condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the CODM and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

Note 4 – Stockholders’ Deficit

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001, and 50,000,000 shares of preferred stock, with a par value of $0.0001. As of December 31, 2024, the Company has 21,674,000 shares of common stock outstanding and 0 shares of preferred stock outstanding. As of December 31, 2023, the Company had 21,674,000 common shares and 0 preferred shares. There were no outstanding warrants as of December 31, 2024, and December 31, 2023.

Note 5 – Note Receivable

On September 3, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. As of December 31, 2024, this receivable is fully reserved against. For the twelve months ended December 31, 2024 and 2023, the Company recorded $0 and $0, respectively, of interest income in relation to this note.

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a purchase price of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. The Company recorded an allowance of 100% against this receivable of $141,000 as of December 31, 2022.

Note 6 – Related Party Transactions

The Company’s CEO earns $10,000 per month under a new agreement. This agreement is effective October 31, 2023. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $120,000 and $30,000 for the twelve months ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and December 31, 2023, $150,000 and $30,000, respectively, of compensation was unpaid and was included in accrued expenses on the consolidated balance sheets.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $42,488. The note balance of $66,850 is included in the note payable – related party in current liability as of December 31, 2024 and December 31, 2023.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of December 31, 2024, accrued interest on the note is $28,050. The note balance of $40,000 is included in the note payable – related party in current liability as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023

Balance Group LLC	$66,850	$66,850
The Foundation	40,000	40,000
Note Payable – related party	$106,850	$106,850

On September 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022, or upon the Company raising $250,000 from investors, whichever occurs first. The note balance of $53,192 is included in the convertible notes payable - related party, net of debt discount of $0 and $0, as of December 31, 2024, and December 31, 2023, respectively. The difference between the amount received and the face value of $3,192 was recorded as a discount and was amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a component of equity in 2021. As of December 31, 2024, the Company has accrued interest of $22,419 and is recorded in the accrued expenses on the balance sheet. As of the date of this report, this note is in default.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021. The note is currently in default and is currently recorded under convertible payable – related party in current liabilities in the balance sheet. The accrued interest balance of $99,090 is recorded in the accrued expenses on the balance sheet as of December 31, 2024.

	December 31, 2024	December 31, 2023

Balance Group LLC	$120,000	$120,000
Note Payable from CEO	53,192	53,192
Convertible note payable- related party	$173,192	$173,192

As of December 31, 2024, and December 31, 2023, the CEO and companies controlled by the CEO have loaned the Company a total of $1,731,358 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and 12% and mature one year and one day from the date of the loan. These loans of $1,731,358 and the accrued interest on these loans of $745,318 are in default as of December 31, 2024. All the $1,731,358 balance is reported under short-term advances from related party on the balance sheet as of December 31, 2024 and December 31, 2023.

Note 7 – Convertible Notes

On December 23, 2015, the Company issued a convertible note payable to Chase Mortgage, Inc., not a related party, for $25,000, at an interest rate of 8%, due on December 23, 2018. The note also included 100,000 warrants at an exercise price of $1 per share, which expired on December 23, 2020. The note is convertible at the holder’s discretion into the Company’s common stock at a price of $0.50 per share. The note has matured and is in default, which triggered an increased interest rate of 18%. The accrued interest balance on this note as of December 31, 2024, is $45,016, and the note is recorded under convertible note payable in the liabilities section of the balance sheet. As of December 31, 2024, the note maintains a balance of $25,000.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The convertible note payable, net of debt discount of $0 and $8,504 as of December 31, 2024 and December 31, 2023 of $500,000 and $491,496, respectively was recorded under current liability on the balance sheet and no additional debt discount adjustment is required upon adoption of ASU 2020-06. The note has accrued interest of $437,808.

The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates, a non-related party company. The terms remain the same and the transfer has no effect on the financial statements. During the twelve months ended December 31, 2024 and 2023, the Company amortized $0 and $8,504, respectively of debt discount. As of the date of this report, this note is in default.

	December 31, 2024	December 31, 2023

16th Avenues Associates	$500,000	$500,000
Chase Mortgage, Inc.	25,000	-
Debt discount	-	(8,504)
Convertible note payable	$525,000	$491,496

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

Note 9 – Income Tax

The Company has the following net deferred tax asset:

	As of December 31, 2024	As of December 31, 2023
Temporary Differences	$255,138	$255,138
Unrealized gains	128,077	120,135
Impairment losses on investment	311,280	313,925
Net operating loss carryforward	546,705	383,370
Total gross deferred tax assets	(1,241,199)	(1,072,568)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year ended December 31, 2024	For the Year ended December 31, 2023

Expected federal statutory rate	(21.00)%	(21.00)%
State Effect on tax rate, net of federal benefit	(4.35)%	(4.35)%
Permanent differences	(5.75)%	(5.75)%
Change in valuation allowance	31.10%	31.10%

Income tax provision (benefit)	-	-

As of December 31, 2024, the Company had approximately $1,675,000 of federal and state net operating loss carryovers (“NOLs”). From this amount, $711,000 expire after 20 years, and can be carried back 2 years, according to the old tax law, while $964,000 can be carried forward indefinitely and cannot be carried back, in accordance with the new tax rules. The valuation allowance increased by approximately $168,631 for the year ended December 31, 2024, and increased by approximately $93,909 for the year ended December 31, 2023.

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

Note 10 - Subsequent Events

As of April 15, 2025, the company has reviewed its records and determined that there are no subsequent events that require disclosure related to the year ended December 31, 2024.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions
Michael D. Farkas	52	President, Chief Executive Officer and Chairman of the Board
Joel Kleiner	36	Chief Financial Officer
Carmen Villegas	37	Secretary and Director

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

Joel Kleiner, Chief Financial Officer

Joel Kleiner is a seasoned finance executive with extensive experience in financial strategy and operations for high-growth tech companies. As the former VP of Finance at Torii Software, Mr. Kleiner played a key role in securing significant funding and driving financial strategy.

Previously, Mr. Kleiner held key finance roles at Stella Connect, where he facilitated an acquisition by Medallia Inc., and at R2Net Inc. (James Allen), where he helped raise substantial funds and close an acquisition by Signet Jewelers. Over his career, Joel has been instrumental in securing over $200 million in funding across various ventures, as well as over $400 million in acquisitions. His career also includes positions at the Government of Israel’s Ministry of Finance, the SEC, and PwC.

Mr. Kleiner holds a B.S. in Accounting from Yeshiva University and is a CPA in New York. He is fluent in English, Spanish, and Hebrew and is adept in financial planning, analysis, and team leadership.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in Nasdaq Rule 4200(a)(15). Under Nasdaq Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation or has been, at any time during the past three years, employed by the company. Accordingly, we do not have any independent director as of the date of this Annual Report on Form 10-K.

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

Board of Directors Meetings and Attendance

The board of directors held no meetings in 2024. We have no formal policy regarding director attendance at the annual meeting of stockholders.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers and directors paid by us during the years ended December 31, 2024 and December 31, 2023.

SUMMARY COMPENSATION TABLE

						Non- Equity Incentive	Non- Qualified Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Michael D. Farkas	2024	$120,000	$-	$-	$-	$-	$-	$-	$120,000
President, CEO, Chairman	2023	$30,000	$-	$-	$-	$-	$-	$-	$30,000
Ari Feldman Former	2024	$9,692	$-	$-	$-	$-	$-	$-	$9,692
CFO	2023	$21,000	$-	$-	$-	$-	$-	$-	$21,000
Joel Kleiner CFO	2024	$10,246	$-	$-	$-	$-	$-	$-	$10,246

Carmen Villegas	2024	$-	$-	$-	$-	$-	$-	$-	$-
Secretary and Director	2023	$-	$-	$-	$-	$-	$-	$-	$-

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the years ended December 31, 2024 and December 31, 2023.

Long-Term Incentive Plan Awards Table

None.

Employment Agreements and Consulting Agreements

Pursuant to a certain consulting agreement between Mr. Farkas and the Company, Mr. Farkas is entitled to a monthly consulting service fee of $10,000 per month through September 30, 2025. As of the date hereof, Mr. Farkas has not received any payment for his services provided and such amounts have been accrued.

Other than the above, we currently we do not have an employment agreement in place with our officers and directors.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We may however implement such long-term equity incentive plans in the future.

For the year ended December 31, 2024, no member of the board of directors was paid any compensation for serving on the board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our shares of common stock, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated, the address of all listed stockholders is c/o Balance Labs, Inc., 407 Lincoln Road, Suite 701, Miami Beach, FL 33139.

Name	Number of Shares Beneficially Owned (3)(4)	Percent of Class (1)

Michael D. Farkas (2)	12,987,415	59.9%

Carmen Villegas	150,000	*

Joel Kleiner	-	*

All Executive Officers and Directors as a group (3 individuals)	13,137,415	60.6%

5% or Greater Shareholders
Balance Holdings LLC (2)	11,888,889	54.99%

Shilo Holding Group LLC (2)	1,098,526	5.08%

The Sammy Farkas Foundation	5,614,000	25.9%

(1)	Based on 21,674,000 shares of common stock outstanding as of the date hereof.
(2)	Michael D. Farkas holds 11,888,889, 1,400 and 1,098,526 shares of common stock through Balance Holdings, LLC, Shilo Security Solutions, Inc, and Shilo Holding Group LLC, respectively.
(3)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(4)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

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

The Company’s CEO earns $10,000 per month. The following compensation was recorded within salaries on the statements of operations: $120,000 and $30,000 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, $330,000 of compensation was unpaid and was included in accounts payable on the balance sheet.

On December 31, 2016, the CEO loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an execution price of $1.00 which expired on October 1, 2019. The note is currently in default and has an accrued interest balance of $99,090. See Note 8.

During 2016, 2017, and 2019, Balance Group loaned an additional $66,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $42,488.

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022 or upon the Company raising $250,000 from investors, whichever occurs first. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a discount and is being amortized over the life of the note. As of December 31, 2024 the Company has accrued interest of $22,419.

As of December 31, 2024, the CEO and companies controlled by the CEO have loaned the Company a total of $1,731,358 in addition to the convertible note discussed above. The loans carry an interest rate of 8% and 12 % and mature one year and one day from the date of the loan. The Company accrued interest of $745,318 Non the loans and these loans are in default as of December 31, 2024.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $0.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. As of December 31, 2024, accrued interest on the note is $437,808. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates. The terms remain the same and the transfer has no effect on the financial statements.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. The promissory note has accrued interest of $28,050 as of December 31, 2024. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and amortized over the life of the note. As of December 31, 2024, the note is in default and debt discount is fully amortized.

At December 31, 2024, the Company owned 26,573 shares after a reverse stock split adjustment of 1 for 3.763243 and a reverse stock split adjustment of 1 for 2.5 and the fair value of the investment in NextNRG Inc. (Formally known as EZFill Holdings, Inc.) was reported on the balance sheet as Investment at fair value - related party totaling $82,376 ($3.10/share). Recorded an adjustment of ($25,536) for the twelve months ending December 31, 2024, as unrealized loss on securities.

Michael Farkas, the Company’s Chief Executive Officer, beneficially owns approximately 26.1% of the outstanding common stock of NextNRG Inc. (Formally known as EZFill Holdings Inc.)

Item 14. Principal Accountant Fees and Services.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our consolidated financial statements and other professional services rendered by our independent registered public accounting firm, M&K CPAS, PLLC for the fiscal year 2024 and Assurance Dimensions, LLC for the fiscal year 2023.

	2024	2023

Audit Fees (1)	$43,000	$36,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$43,000	$36,000

1)	Audit Fees. These are fees for professional services for the audit of our annual consolidated financial statements, and for the review of the consolidated financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. In 2024, M&K audit fees were $22,000 and Assurance Dimension fees for Quarterly reviews were $21,000.
2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s consolidated financial statements.
3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice and tax planning.
4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)	We have filed the following documents as part of this Annual Report:

1.	Consolidated Financial Statements

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

The following is a list of exhibits filed with this Annual Report incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Title
3.1	Certificate of Incorporation (1)
3.2	By-laws (1)
4.2	10% Convertible Debenture by and between the Company and Newel dated April 1, 2016 (3)
4.3	Warrant to Purchase Common Stock by and between the Company and Newel dated April 1, 2016 (3)
4.4	Description of Securities (6)
4.5	Convertible Promissory Note dated June 28, 2021 (5)
10.1	Consulting Agreement between Michael Farkas and the Company dated February 6, 2015 (1)
10.2	Service Agreement between Bang Holdings Corp. and the Company dated August 22, 2014 (1)
10.3	Form of Securities Purchase Agreement dated September 17, 2015, by and between Balance Labs, Inc. and certain investors (2)
10.4	Investment Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.5	Registration Rights Agreement by and between the Company and Newel dated April 1, 2016 (3)
10.6	Promissory Note between Four Acquisitions Tech LTD and Balance Labs, Inc. dated September 30, 2021 (6)
10.7	Promissory Note between Four Acquisitions Tech Ltd. and Balance Labs, Inc. dated January 29, 2021 (6)
10.8	Form of Promissory note (6)
21.1	Subsidiaries (4)
31.1	Certification of principal executive officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Balance Labs, Inc. Clawback Policy (7)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on Mary 28, 2020.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2021.
(6)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2022.
(7)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on April 15, 2024.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2025.

BALANCE LABS, INC.

By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	President, Chief Executive Officer	April 15, 2025
Michael D. Farkas	and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

/s/ Joel Kleiner	Chief Financial Officer	April 15, 2025
Joel Kleiner	(Principal Financial Officer)

/s/ Carmen Villegas	Secretary and Director	April 15, 2025
Carmen Villegas

