Form 10-Q
period 2025-03-31
Balance Labs, Inc.
filed 2025-05-20
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1146785
(State or other jurisdiction Identification No.)	(IRS Employer of incorporation)

407 Lincoln Road, Suite 9F

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

As of May 19, 2025, there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC.

FORM 10-Q

1

Explanatory Note:

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months, however, the registrant is not subject to such fling requirements and is making such filings on a voluntary basis.

PART I - FINANCIAL INFORMATION

Balance Labs, Inc.

Consolidated Balance Sheets

	31-Mar-25	31-Dec-24

Assets

Current Assets
Cash and cash equivalents	3,040	13,199
Marketable securities	83,970	82,376

Total Current Assets	87,010	95,575

Total Assets	87,010	95,575

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	723,144	780,148
Accrued expenses- related party	981,119	938,774
Accounts payable - related party	911,659	911,659
Short -term advances - related party	1,743,558	1,731,058
Convertible note payable	25,000	25,000
Convertible notes payable - related party, net of debt discount of $0 and $0, as of March 31, 2025 and December 31, 2024	173,192	173,192
Convertible note payable, net of debt discount of $0 and $0, as of March 31, 2025 and December 31, 2024	500,000	500,000
Notes payable - related party - net of debt discount of $0 and $0 as of March 31, 2025 and December 31, 2024	106,850	106,850

Total Current Liabilities	5,164,522	5,166,681

Total Liabilities	5,164,522	5,166,681

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,167	2,167
Additional paid-in capital	810,048	810,048
Accumulated deficit	(5,889,727)	(5,883,321)

Total Stockholders’ Deficit	(5,077,512)	(5,071,106)

Total Liabilities and Stockholders’ Deficit	87,010	95,575

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Revenue	-	-

Costs and expenses
General and administrative expenses	4,262	4,040
Professional fees	25,035	16,000
Salaries and wages	49,542	45,678
Total operating expenses	78,839	65,718

Income (Loss) from operations	(78,839)	(65,718)

Other income (expense)
Unrealized gain on marketable securities	1,594	5,687
Gain on settlement of accounts payable	127,579	-
Interest expense	(56,740)	(56,912)
Total other expense – net	72,433	(51,225)

Net loss	(6,406)	(116,943)

Net Loss attributable to the Company	(6,406)	(116,943)

Net Loss per share – basic	(0.00)	(0.00)

Net Loss per share – diluted	(0.00)	(0.00)

Weighted average number of shares – basic	21,674,000	21,674,000

Weighted average number of shares - diluted	21,674,000	21,674,000

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit)

For the Three Months Ended March 31, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	21,674,000	$2,167	$810,048	$(5,883,321)	$(5,071,106)

Net loss	$-	$-	$-	$(6,406)	$(6,406)

Balance, March 31, 2025	21,674,000	$2,167	$810,048	$(5,889,727)	$(5,077,512)

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit)

For the Three Months Ended March 31, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	21,674,000	$2,167	$810,048	$(5,355,098)	$(4,542,883)

Net loss	$-	$-	$-	$(116,943)	$(116,943)

Balance, March 31, 2024	21,674,000	$2,167	$810,048	$(5,472,041)	$(4,659,826)

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating activities
Net Loss	$(6,406)	$(116,943)
Adjustments to reconcile net loss to net cash (used in) operations
Unrealized Gain on securities	(1,594)	(5,687)
Gain on settlement of AP	(127,579)	-
Changes in operating assets and liabilities
Amortization Expense	-	2,834
Increase (decrease) in
Accrued Expenses - Related Party	42,345	40,489
Accounts payable and accrued interest	70,575	42,262

Net cash used in operating activities	(22,659)	(37,045)

Investing activities	-	-
Net cash provided by investing activities	-	-

Financing activities
Proceeds from Short term advances related parties	12,500	-
Net cash provided by financing	12,500	-
		-
Net change in cash	(10,159)	(37,045)

Starting Cash	13,199	112,809
		-
Ending Cash	3,040	75,764

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

BALANCE LABS, INC.

Notes to Consolidated Financial Statements

March 31, 2025

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of March 31, 2025, and the unaudited consolidated results of its operations and cash flows for the three months ended March 31, 2025. The unaudited consolidated results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on April 15, 2025.

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $22,659 of cash in operating activities during the three months ended March 31, 2025, and currently has $3,040 in cash as of March 31, 2025. Additionally, at March 31, 2025, the Company had an accumulated deficit of $5,889,727 and a working capital deficit of $5,077,512.

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

BALANCE LABS, INC.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At March 31, 2025, and December 31, 2024, the Company had $3,040 and $13,199 in cash equivalents, respectively.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at March 31, 2025 and December 31, 2024, respectively.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of March 31, 2025. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2021, 2022, 2023, and 2024 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

BALANCE LABS, INC.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

The Company accounts for its investment in NextNRG, Inc (Formerly Known as EZFill Holdings, Inc.) as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized gain (loss) on the available-for-sale securities during the three months ended March 31, 2025, and 2024 has been recorded in Other Income.

At March 31, 2025, the Company owned 66,432 shares and the fair value of the investment in NextNRG, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $83,970 ($1.26/share). The Company recorded an adjustment of $1,594 for the three months ending March 31, 2025, as unrealized gain on securities.

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

The Company holds one investment as of March 31, 2025, and one investment as of December 31, 2024.

Investments

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party. As of March 31, 2025, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During each three months ended March 31, 2025 the Company recorded $0 of unrealized loss from this investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of March 31, 2025, and December 31, 2024, the carrying value of marketable securities was $83,970 and $82,376, respectively. The securities are included in the Investment at Fair Value – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB).

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. There is a potentially dilutive effect from 4,276,100 and 3,698,494 shares from convertible notes payable for the three months ended March 31, 2025, and 2024, respectively, and no outstanding warrants as of March 31, 2025 and 2024, respectively. However, these potentially dilutive securities are anti-dilutive due to the net loss in both 2025 and 2024.

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

BALANCE LABS, INC.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2025.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$83,970	$83,970	$-	$-
Total Assets measured at fair value	$83,970	$83,970	$-	$-

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2024.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$82,376	$82,376	$-	$-
Total Assets measured at fair value	$82,376	$82,376	$-	$-

The Company accounts for its investment in NextNRG, Inc. (Formerly Known as EzFill Holdings, Inc. as available-for-sale securities. Since the investment is valued based on quoted market price using observable inputs.

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

	March 31, 2025	March 31, 2024

Revenue	$-	$-

Reconciliation of revenue:
Less: Cost of goods sold	-	-
Segment gross profit	$-	$-

Less:
Salaries and wages	49,542	45,678
Professional fees	25,035	16,000
Other segment items(1)	4,262	4,040
Segment net loss	$(78,839)	$(65,718)

Reconciliation of loss:
Other income (expense), net	72,433	(51,225)
Loss before income taxes	$(6,406)	$(116,943)

(1)	Other segment items comprising segment net loss include advertising and promotion, stock related expenses, and certain general and administrative expenses.

BALANCE LABS, INC.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the three months ended March 31, 2025, and March 31, 2024, advertising, marketing, and promotion expense was $0 and $1,379, respectively.

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

Property and equipment as of March 31, 2025, and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
	(unaudited)
Website	$-	$-
Computer equipment & Software	5,358	5,358
Furniture	802	802
Total	6,160	6,160
Less Accumulated Depreciation	(6,160)	(6,160)
Property and Equipment, net	$-	$-

Depreciation expense for the three months ended March 31, 2025, and 2024 totaled $0 and $0, respectively.

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

BALANCE LABS, INC.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 4 – Stockholders’ Deficit

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001, and 50,000,000 shares of preferred stock, with a par value of $0.0001. As of March 31, 2025 the Company has 21,674,000 shares of common stock outstanding and 0 shares of preferred stock outstanding There were no outstanding warrants as of March 31, 2025.

Note 5 – Note Receivable

On September 3, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. As of March 31, 2025, this receivable is fully reserved against. For the twelve months ended March 31, 2025, the Company recorded $ of interest income in relation to this note.

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a purchase price of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. The Company recorded an allowance of 100% against this receivable of $141,000 as of March 31, 2025.

Note 6 – Related Party Transactions

The Company’s CEO earns $10,000 per month under a new agreement. This agreement is effective October 31, 2023. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $30,000 and $30,000 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, $180,000 and $150,000, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheets.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $43,807. The note balance of $66,850 is included in the note payable – related party in current liability as of March 31, 2025 and December 31, 2024.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of March 31, 2025, accrued interest on the note is $29,234. The note balance of $40,000 is included in the note payable – related party in current liability as of March 31, 2025 and December 31, 2024.

The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expired on October 10, 2022. The warrants have a relative fair value of $8,283, which was recorded as a debt discount and fully amortized.

	March 31, 2025	December 31, 2024
	(unaudited)
Balance Group LLC	$66,850	$66,850
The Foundation	40,000	40,000
Note Payable – related party	$106,850	$106,850

BALANCE LABS, INC.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022, or upon the Company raising $250,000 from investors, whichever occurs first. The note balance of $53,192 is included in the convertible notes payable - related party, net of debt discount of $0 and $0, as of March 31, 2025, and December 31, 2024, respectively. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a component of equity in 2021. As of March 31, 2025, the Company has accrued interest of $23,993 and is recorded in the accrued expenses on the balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 9). The note is currently in default and is currently recorded under convertible payable – related party in current liabilities in the balance sheet. The accrued interest balance of $102,049 is recorded in the accrued expenses on the balance sheet as of March 31, 2025.

	March 31, 2025	December 31, 2024
	(unaudited)
Balance Group LLC	$120,000	$120,000
Note Payable from CEO	53,192	53,192
Convertible note payable- related party	$173,192	$173,192

As of March 31, 2025 the CEO and companies controlled by the CEO have loaned the Company a total of $1,743,558 in addition to the convertible notes discussed above. The loans carry an interest rate of 8%, 12%, and 18% and mature one year and one day from the date of the loan. These loans of $1,743,558 and the accrued interest on these loans of $782,036 are in default as of March 31, 2025. These loans of $1,743,558 are in default and are reported under short -term advances from related party on the balance sheet as of March 31, 2025 and December 31, 2024.

The following table summarizes all related party notes, both convertible and nonconvertible, including their principal balances as of March 31, 2025, and the related accrued interest as of March 31, 2025.

Loan Source	Loan Amount	Accrued Interest	Balance Sheet Classification
Balance Group LLC	$66,850	$43,807	Note payable – related party
The Foundation	$40,000	$29,234	Note payable – related party
CEO Loans	$1,743,558	$782,036	Short-term advances from related party
Convertible Note - Balance Group LLC	$120,000	$102,049	Convertible note payable – related party
Convertible Note - CEO	$53,192	$23,993	Convertible note payable – related party
Total	$1,970,600	$981,119

Related Party Notes Payable-Interest:

The following related party notes recognized interest for the three months ended March 31, 2025 and 2024:

Three months ended March 31, 2025:

●	Balance Group LLC: $1,186
●	The Farkas Group: $25,108
●	CEO Loans: $10,291
●	Foundation: $1,184
●	Convertible Note - Balance Group LLC: $3,092
●	Convertible Note - CEO: $1,574
●	Total Recognized Interest Expense: $42,345

Three months ended March 31, 2024:

●	Balance Group LLC: $1,186
●	The Farkas Group: $25,108
●	CEO Loans: $8,383
●	Foundation: $1,197
●	Convertible Note - Balance Group LLC: $3,058
●	Convertible Note - CEO: $1,591
●	Total Recognized Interest Expense: $40,489

Note 7 – Convertible Notes and Notes Payable

Convertible Notes Payable

On December 23, 2015, the Company issued a convertible note payable to Chase Mortgage, Inc., not a related party, for $25,000, at an interest rate of 8%, due on December 23, 2018. The note also included 100,000 warrants at an exercise price of $1 per share, which expired on December 23, 2020. The note is convertible at the holder’s discretion into the Company’s common stock at a price of $0.50 per share. The note has matured and is in default, which triggered an increased interest rate of 18%. The accrued interest balance on this note as of March 31, 2025, is $46,619, and the note is recorded under convertible note payable in the liabilities section of the balance sheet. As of March 31, 2025, the note maintains a balance of $25,000.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The convertible note payable, net of debt discount of $0 and $0 as of March 31, 2025 and December 31, 2024 of $500,000 and $500,000, respectively was recorded under current liability on the balance sheet and no additional debt discount adjustment is required upon adoption of ASU 2020-06. The note has accrued interest of $450,137.

The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates, a non-related party company. The terms remain the same and the transfer has no effect on the financial statements. During the three months ended March 31, 2025 and 2024, the Company amortized $0 and $0, respectively of debt discount. As of the date of this report, this note is in default.

	March 31, 2025	December 31, 2024

16th Avenues Associates	$500,000	$500,000
Chase Mortgage, Inc.	25,000	25,000
Debt discount	-	-
Convertible note payable	$525,000	$525,000

BALANCE LABS, INC.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

Here’s the table summarizing the details of the convertible notes payable, including accrued interest as of March 31, 2025.

relevant information:

Loan Source	Loan Amount	Accrued Interest (as of March 31, 2025)	Balance Sheet Classification
Chase Mortgage, Inc.	$25,000	$46,619	Convertible note payable
16th Avenue Associates	$500,000	$450,137	Convertible note payable- net of debt discount
Total	$525,000	$496,756

This table includes the loan amounts for both Chase Mortgage, Inc. and 16th Avenue Associates, as well as the accrued interest

The following non-related party convertible notes accrued interest for the three months ended March 31, 2025 and 2024:

Three months ended March 31, 2025:

●	Chase Mortgage, Inc.: $1,803
●	16th Avenue Associates: $12,592
●	Total Recognized Interest Expense: $14,395

Three months ended March 31, 2024:

●	Chase Mortgage, Inc.: $2,124
●	16th Avenue Associates: $14,299
●	Total Recognized Interest Expense: $16,423

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

Note 9: Other Income- Settlement of Accounts Payable

During the three months ended March 31, 2025, the Company settled an outstanding accounts payable balance with a law firm that provided legal services to the Company between 2017 and 2020. The settlement resulted in a reduction of the payable balance of $127,579, and the amount settled was recognized as other income on the Company’s statements of operations for the period. This transaction reflects the resolution of a long-outstanding obligation related to services provided by the law firm in the prior years.

Note 10 – Subsequent Events

On April 15, 2025, April 22, 2025, April 25, 2025, and May 14, 2025, Michael Farkas, the Chief Executive Officer and a related party, provided loans to the Company. The total amount of the loans is $30,500, with individual loan amounts of $7,000, $8,500, $5,000, and $10,000, respectively. Each loan carries an interest rate of 18% annually and is due one year from the date of issuance

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions, although not all forward-looking statements contain these identifying words. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to significant risks and uncertainties and we can give no assurances that our expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2025. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Our business focuses on providing advisement services to entrepreneurs and assisting business owners so that their ideas can be fully developed and implemented. Due to limited resources, lack of experienced management and competing priorities, start-up and developmental stage companies are not operating as efficiently as they can be, and therefore would, benefit from an outside party that could assist in developing and executing certain strategies. We utilize our knowledge in developing businesses, share practical experiences with our clients and introduce the business owners to experienced professionals who could help these inexperienced entrepreneurs further implement their ideas. Start-ups and development stage businesses across all industries commonly experience these certain “growing pains”.

Plan of Operations

Our plan is to prepare our clients for the many inevitable challenges they will encounter and to develop a customized strategy that allows them to navigate these obstacles efficiently. This approach ensures that our clients can focus on scaling their businesses and marketing their products and services to their potential customers. Additionally, as our clients plan for an IPO, we help them align their operations, financial reporting, and compliance measures to meet the rigorous demands of public market investors, ensuring they are well-prepared for the complexities of going public.

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

Results of Operations

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024.

Overview

We reported a net loss of $6,406 and of $116,943 for the three months ended March 31, 2025 and 2024, respectively. This represents a decrease of $110,537, or 95%, primarily due to the cancellation of an accounts payable balance by one of the company’s professional services vendors during the three months ending March 31, 2025.

General and Administrative Expenses

General and administrative expenses were $4,262 and $4,040 for the three months ended March 31, 2025 and 2024, respectively, an increase of $222 or 5% primarily due to an increase in dues and subscriptions.

Professional Fees

Professional fees were $25,035 and $16,000 for the three months ended March 31, 2025 and 2024, respectively, an increase of $9,035 or 56% due to increase in accounting and legal fees for the quarter.

Other Income and Expense

Other income for the three months ended March 31, 2025 was $72,433. Other expense for the three months ended March 31, 2024 was $51,225. Other income increase due to the cancellation of an outstanding payable balance by a vendor during the three months ended March 31, 2025.

Unrealized gain or loss on available for sale securities

Unrealized gain on available for sale securities for the three months ended March 31, 2025 was $1,594. Unrealized gain on available for sale securities for the three months ended March 31, 2024 was $5,687. This represents a decrease of $4,093 attributable to a smaller increase in the stock price of the securities than in prior periods.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Cash	$3,040	$13,199
Working capital (deficiency)	$(5,077,512)	$(5,071,106)

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

As of March 31, 2025, the Company had a working capital deficiency of $5,077,512. The Company used cash in operations of $22,659. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

For the three months ended March 31, 2025, the Company experienced negative cash flows from operating activities totaling $22,659, primarily due to a net loss of $6,406, offset by a $70,575 increase in accounts payable and accrued interest and a $127,579 gain on the settlement of accounts payable.

For the three months ended March 31, 2024, the Company experienced negative cash flows from operating activities of $37,045, primarily due to a net loss of $116,943, partially offset by a $42,262 increase in accounts payable and accrued interest.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of March 31, 2025. The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited condensed consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, for the year ended December 31, 2024, may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Notes Payable

As of March 31, 2025, the CEO and companies controlled by the CEO have loaned the Company a total of $1,688,356 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $800,215 on the loans and $1,688,356 of these loans are in default as of March 31, 2025.

Balance Group loaned the Company an additional $186,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $142,798 as of March 31, 2025.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of March 31, 2025, accrued interest on the note is $28,050. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. These warrants have expired. As of December 31, 2020, the debt discount was fully amortized.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $45,016 as of March 31, 2025.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $99,090 as of March 31, 2025.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

Date: May 20, 2025	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer (Principal Financial and Accounting Officer)

