Form 10-Q
period 2025-06-30
Balance Labs, Inc.
filed 2025-08-14
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

As of August 14, 2025, there were 21,674,000 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC.

FORM 10-Q

1

Explanatory Note:

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months, however, the registrant is not subject to such fling requirements and is making such filings on a voluntary basis.

PART I - FINANCIAL INFORMATION

Balance Labs, Inc.

Consolidated Balance Sheets

	30-June-25	31-Dec-24

Assets

Current Assets
Cash and cash equivalents	3,625	13,199
Marketable securities	73,607	82,376

Total Current Assets	77,232	95,575

Total Assets	77,232	95,575

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	778,478	780,148
Accounts expenses – related party	1,026,649	938,774
Accounts payable - related party	911,659	911,659
Short -term advances - related party	1,779,058	1,731,058
Convertible note payable, net of debt discount	525,000	525,000
Convertible notes payable – related party – net of debt discount	173,192	173,192
Notes payable - related party	106,850	106,850

Total Current Liabilities	5,300,886	5,166,681

Total Liabilities	5,300,886	5,166,681

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively
Common stock, $0.0001 par value: authorized 500,000,000, 21,674,000 and 21,674,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,167	2,167
Additional paid-in capital	810,048	810,048
Accumulated deficit	(6,035,869)	(5,883,321)

Total Stockholders’ Deficit	(5,223,654)	(5,071,106)

Total Liabilities and Stockholders’ Deficit	77,232	95,575

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	5,845	3,181	10,107	7,222
Professional fees	26,681	8,545	51,716	24,545
Salaries and wages	46,733	46,145	96,275	91,822
Total operating expenses	79,259	57,871	158,098	123,589

Loss from operations	(79,259)	(57,871)	(158,098)	(123,589)

Other income (expense)
Unrealized gain (loss) on available for sale securities	(10,363)	14,083	(8,769)	19,770
Interest expense (includes amortization of debt
discount)	(56,520)	(56,912)	(113,260)	(113,824)
Gain on settlement of accounts payable	-		127,579
Total other (expense)	(66,883)	(42,829)	5,550	(94,054)

Net loss	$(146,142)	$(100,700)	$(152,548)	$(217,643)

Net Loss per share - basic and diluted	$(0.01)	$(0.00)	(0.01)	$(0.01)

Weighted average number of shares - basic and diluted	21,674,000	21,674,000	21,674,000	21,674,000

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2025

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2025	21,674,000	$2,167	$810,048	$(5,889,727)	$(5,077,512)

Net loss	-	-	-	(146,142)	(146,142)

Balance, June 30, 2025	21,674,000	$2,167	$810,048	$(6,035,869)	$(5,223,654)

Balance, December 31, 2024	21,674,000	$2,167	$810,048	$(5,883,321)	$(5,071,106)

Net loss	-	-	-	(152,548)	(152,548)

Balance, June 30, 2025	21,674,000	$2,167	$810,048	$(6,035,869)	$(5,223,654)

Balance Labs, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2024

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2024	21,674,000	$2,167	$810,048	$(5,472,041)	$(4,659,827)

Net loss	-	-	-	(100,700)	(100,700)

Balance, June 30, 2024	21,674,000	$2,167	$810,048	$(5,572,741)	$(4,760,526)

Balance, December 31, 2023	21,674,000	$2,167	$810,048	$(5,355,098)	$(4,542,883)

Net loss	-	-	-	(217,643)	(217,643)

Balance, June 30, 2024	21,674,000	$2,167	$810,048	$(5,572,741)	$(4,760,526)

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	30-June-25	30-June-24
Operating Activities
Net Loss	(152,548)	(217,643)

Adjustments to reconcile net loss to net cash (used in) operations
Unrealized Gain (Loss) on securities	8,769	(19,770)
Gain on settlement of AP	(127,579)	-
Changes in operating assets and liabilities
Amortization of Debt Discount	-	5,669
Increase (decrease) in
Accounts payable and accrued expenses	213,784	162,729
Accounts payable – related party	-	-

Net cash used in operating activities	(57,574)	(69,015)

Financing Activities
Proceeds from Short term advances related parties	48,000	-
Net cash provided by financing	48,000	-
		-
Net change in cash	(9,574)	(69,015)

Starting Cash	13,199	112,809
		-
Ending Cash	3,625	43,794

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of June 30, 2025, and the unaudited consolidated results of its operations and cash flows for the six months ended June 30, 2025. The unaudited consolidated results of operations for the six months ended June 30, 2025, are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on April 15, 2025.

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $57,574 of cash in operating activities during the six months ended June, 2025, and currently has $3,625 in cash as of June 30, 2025. Additionally, at June 30, 2025, the Company had an accumulated deficit of $6,035,869 and a working capital deficit of $5,223,654.

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

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At June 30, 2025, and December 31, 2024, the Company had $3,625 and $13,199 in cash equivalents, respectively.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at June 30, 2025 and December 31, 2024, respectively.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of June 30, 2025. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2021, 2022, 2023, and 2024 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in NextNRG, Inc (Formerly Known as EZFill Holdings, Inc.) as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized gain (loss) on the available-for-sale securities during the six months ended June 30, 2025, and 2024 has been recorded in Other Income.

At June 30, 2025, the Company owned 26,573 shares and the fair value of the investment in NextNRG, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $73,607 ($2.77/share). The Company recorded an adjustment of $8,769 for the six months ending June 30, 2025, as unrealized gain on securities.

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

The Company holds one investment as of June 30, 2025, and one investment as of December 31, 2024.

Investments

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party. As of June 30, 2025, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During the six months ended June 30, 2025 the Company recorded $0 of unrealized loss from this investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of June 30, 2025, and December 31, 2024, the carrying value of marketable securities was $73,607 and $82,376, respectively. The securities are included in the Investment at Fair Value – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB).

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. There is a potentially dilutive effect from 4,334,470 and 4,101,359 shares from convertible notes payable as of June 30, 2025 and June 30, 2024, respectively, and no outstanding warrants as of June 30, 2025 and June 30, 2024, respectively. However, these potentially dilutive securities are anti-dilutive due to the net loss in both 2025 and 2024.

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

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2025.

	Total	(Level 1)	(Level 2)	(Level 3)
Fair-value – equity securities	$73,607	$73,607	$-	$-
Total Assets measured at fair value	$73,607	$73,607	$-	$-

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

	June 30, 2025	June 30, 2024

Revenue	$-	$-

Reconciliation of revenue:
Less: Cost of goods sold	-	-
Segment gross profit	$-	$-

Less:
Salaries and wages	96,275	91,822
Professional fees	51,716	24,545
Other segment items(1)	10,107	7,222
Segment net loss	$(158,098)	$(123,589)

Reconciliation of loss:
Other income (expense), net	5,550	(94,054)
Loss before income taxes	$(152,548)	$(217,643)

(1)	Other segment items comprising segment net loss include advertising and promotion, stock related expenses, and certain general and administrative expenses.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the six months ended June 30, 2025, 2024, advertising, marketing, and promotion expense was $0 and $2,575, respectively.

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

Property and equipment as of June 30, 2025, and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
	(unaudited)
Website	$-	$-
Computer equipment & Software	5,358	5,358
Furniture	802	802
Total	6,160	6,160
Less Accumulated Depreciation	(6,160)	(6,160)
Property and Equipment, net	$-	$-

Depreciation expense for the three months ended June 30, 2025, and 2024 totaled $0 and $0, respectively.

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

Note 4 – Stockholders’ Deficit

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001, and 50,000,000 shares of preferred stock, with a par value of $0.0001. As of June 30, 2025 the Company has 21,674,000 shares of common stock outstanding and 0 shares of preferred stock outstanding There were no outstanding warrants as of June 30, 2025.

Note 5 – Note Receivable

On September 3, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. As of June 30, 2025, this receivable is fully reserved against. For the six months ended June 30, 2025, the Company recorded $0 of interest income in relation to this note.

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a purchase price of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. The Company recorded an allowance of 100% against this receivable of $141,000 as of June 30, 2025.

Note 6 – Related Party Transactions

As of June 30, 2025, the Company had related party accounts payable of $911,659 owed to its Chief Executive Officer (CEO). This amount relates to consulting services provided to the Company from 2015 through 2022, for which payment has not yet been made. The terms of repayment have not been formally established, and no interest has been accrued on this balance. The balance of $911,659 is in the Accounts payable - related party on the Balance Sheet.

On October 31, 2023 the Company’s CEO signed a new agreement that earns $10,000 per month. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $60,000 and $60,000 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, $210,000 and $150,000, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheets.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $43,807. The note balance of $66,850 is included in the note payable – related party in current liability as of June 30, 2025 and December 31, 2024.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of June 30, 2025, accrued interest on the note is $30,431. The note balance of $40,000 is included in the note payable – related party in current liability as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(unaudited)
Balance Group LLC	$66,850	$66,850
The Foundation	40,000	40,000
Note Payable – related party	$106,850	$106,850

On June 27, 2021, the Company received $50,000 from the CEO in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022, or upon the Company raising $250,000 from investors, whichever occurs first. The note balance of $53,192 is included in the convertible notes payable - related party, net of debt discount of $0 and $0, as of June 30, 2024, and December 31, 2024, respectively. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a component of equity in 2021. As of June 30, 2025, the Company has accrued interest of $25,584 and is recorded in the accrued expenses on the balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 9). The note is currently in default and is currently recorded under convertible payable – related party in current liabilities in the balance sheet. The accrued interest balance of $105,041 is recorded in the accrued expenses on the balance sheet as of June 30, 2025.

	June 30, 2025	December 31, 2024
	(unaudited)
Balance Group LLC	$120,000	$120,000
Note Payable from CEO	53,192	53,192
Convertible note payable- related party	$173,192	$173,192

As of June 30, 2025, the CEO and companies controlled by the CEO have loaned the Company a total of $1,779,058 in addition to the convertible notes discussed above. During the six months ended June 30, 2025, the CEO loaned an additional $48,000 to the Company. The loans carry an interest rate of 8%, 12%, and 18% and mature one year and one day from the date of the loan. A portion of these loans, totaling $1,779,058, together with accrued interest of $820,452, are in default as of June 30, 2025, while others remain current. The loans in default are reported under short-term advances from related party on the balance sheet as of June 30, 2025 and December 31, 2024

The following table summarizes all related party notes, both convertible and nonconvertible, including their principal balances as of June 30, 2025, and the related accrued interest as of June 30, 2025.

Loan Source	Loan Amount	Accrued Interest	Balance Sheet Classification
Balance Group LLC	$66,850	$45,140	Note payable – related party
The Foundation	$40,000	$30,431	Note payable – related party
CEO Loans	$1,779,058	$820,452	Short-term advances from related party
Convertible Note - Balance Group LLC	$120,000	$105,041	Convertible note payable – related party
Convertible Note - CEO	$53,192	$25,585	Convertible note payable – related party

	$2,059,100	$1,026,649

The following related party notes recognized interest for the six months ended June 30, 2025 and 2024:

	Six months ended June 30, 2025:	Six months ended June 30, 2024:
Balance Group LLC	$2,652	$2,680
CEO Loans	$73,672	$65,904
Foundation	$2,380	$1,197
Convertible Note - Balance Group LLC	$5,951	$5,984
Convertible Note - CEO	$3,165	$3,183
Total Recognized Interest Expense	$87,820	$78,948

Note 7 – Convertible Notes and Notes Payable

Convertible Notes Payable

On December 23, 2015, the Company issued a convertible note payable to Chase Mortgage, Inc., not a related party, for $25,000, at an interest rate of 8%, due on December 23, 2018. The note also included 100,000 warrants at an exercise price of $1 per share, which expired on December 23, 2020. The note is convertible at the holder’s discretion into the Company’s common stock at a price of $0.50 per share. The note has matured and is in default, which triggered an increased interest rate of 18%. The accrued interest balance on this note as of June 30, 2025, is $48,240, and the note is recorded under convertible note payable in the liabilities section of the balance sheet. As of June 30, 2025, the note maintains a balance of $25,000.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The convertible note payable, net of debt discount of $0 and $0 as of June 30, 2025 and December 31, 2024 of $500,000 and $500,000, respectively was recorded under current liability on the balance sheet and no additional debt discount adjustment is required upon adoption of ASU 2020-06. The note has accrued interest of $462,603.

The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates, a non-related party company. The terms remain the same and the transfer has no effect on the financial statements. During the six months ended June 30, 2025 and 2024, the Company amortized $0 and $0, respectively of debt discount. As of the date of this report, this note is in default.

	June 30, 2025	December 31, 2024

16th Avenues Associates	$500,000	$500,000
Chase Mortgage, Inc.	25,000	25,000
Debt discount	-	-
Convertible note payable	$525,000	$525,000

The details of convertible notes payable, including accrued interest as of June 30, 2025, were as follows:

Loan Source	Loan Amount	Accrued Interest (as of June 30, 2025)	Balance Sheet Classification
Chase Mortgage, Inc.	$25,000	$48,240	Convertible note payable
16th Avenue Associates	$500,000	$462,603	Convertible note payable- net of debt discount
Total	$525,000	$510,843

The following non-related party convertible notes accrued interest for the three months ended June 30, 2025 and 2024:

Six months ended June 30, 2025:

●	Chase Mortgage, Inc.: $3,223
●	16th Avenue Associates: $24,795
●	Total Recognized Interest Expense: $28,018

Six months ended June 30, 2024:

●	Chase Mortgage, Inc.: $2,244
●	16th Avenue Associates: $24,932
●	Total Recognized Interest Expense: $27,716

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

None

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

Results of Operations

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024.

Overview

We reported a net loss of $146,142 and of $42,829 for the three months ended June 30, 2025 and 2024, respectively. This represents an increase of $110,537, or 241%, primarily due to an increase in professional fees and an unrealized loss of $10,363 on available for sale securities during the three months ended June 30, 2025, as compared to an unrealized gain of $14,083 in the same period for 2024.

General and Administrative Expenses

General and administrative expenses were $5,845 and $3,181 for the three months ended June 30, 2025 and 2024, respectively, an increase of $2,664 or 84% primarily due to an increase in bank service charges and corporate state franchise taxes.

Professional Fees

Professional fees were $26,681 and $8,545 for the three months ended June 30, 2025 and 2024, respectively, an increase of $18,136 or 212% due primarily to an increase in legal fees.

Other Income and Expense

Other expenses for the three months ended June 30, 2025 was $66,883. Other expenses for the three months ended June 30, 2024 was $42,829 due to an unrealized loss of $10,363 on available for sale securities during the three months  ended June 30, 2025, as compared to an unrealized gain of $14,083 in the same period for 2024.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the three months ended June 30, 2025 was $10,363. Unrealized gain on available for sale securities for the three months ended June 30, 2024 was $14,083. This represents an increase to unrealized loss on available for sale securities of $24,445 attributable to changes in the stock price of the securities than in prior periods.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024.

Overview

We reported a net loss of $152,548 and of $217,653 for the six months ended June 30, 2025 and 2024, respectively. This represents a decrease of $65,103, or 30%, primarily due a gain on settlement to the cancellation of an accounts payable balance by one of the company’s professional services vendors during the six months ending June 30, 2025.

General and Administrative Expenses

General and administrative expenses were $10,107 and $7,222 for the six months ended June 30, 2025 and 2024, respectively, an increase of $2,885 or 40% primarily due to an increase in dues and subscriptions.

Professional Fees

Professional fees were $51,716 and $24,545 for the six months ended June 30, 2025 and 2024, respectively, an increase of $27,171 or 111% due to an increase in legal and accounting fees.

Other Income and Expense

Other income for the six months ended June 30, 2025 was $5,550, as compared to other expense for the six months ended June 30, 2024 of $94,054.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the six months ended June 30, 2025 was $8,769. Unrealized gain on available for sale securities for the six months ended June 30, 2024 was $19,770. This represents an increase in unrealized loss on available for sale securities of $28,539 attributable to changes in the stock price of the securities.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Cash	$3,625	$13,199
Working capital (deficiency)	$(5,223,654)	$(5,071,106)

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

As of June 30, 2025, the Company had a working capital deficiency of $5,223,654. The Company used cash in operations of $57,574. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2025 and 2024, in the amount of $57,574 and $69,015, respectively. This was primarily due to a net loss of $152,548 and a change in accounts payable and accrued expenses of $86,205.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of June 30, 2025. The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited condensed consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Notes Payable

As of June 30, 2025, the CEO and companies controlled by the CEO have loaned the Company a total of $1,778,058 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $820,452 on the loans and the full balance of these loans are in default as of June 30, 2025.

Balance Group loaned the Company an additional $186,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $150,181 as of June 30, 2025.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of June 30, 2025, accrued interest on the note is $30,431. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. These warrants have expired. As of December 31, 2020, the debt discount was fully amortized.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $448,240 as of June 30, 2025.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the CEO 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $105,041 as of June 30, 2025.

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

BALANCE LABS, INC.

Date: August 14, 2025	By:	/s/ Michael D. Farkas
Michael D. Farkas
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer (Principal Financial and Accounting Officer)

