Form 10-Q
period 2025-09-30
Balance Labs, Inc.
filed 2025-11-13
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of November 13, 2025, there were 46,852,319 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC.

FORM 10-Q

1

Explanatory Note:

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months, however, the registrant is not subject to such fling requirements and is making such filings on a voluntary basis.

PART I - FINANCIAL INFORMATION

Balance Labs, Inc.

Consolidated Balance Sheets

	As of September 30, 2025 (Unaudited)	As of December 31, 2024

Assets

Current Assets
Cash and cash equivalents	4,512	13,199
Marketable securities	48,628	82,376

Total Current Assets	53,140	95,575

Total Assets	53,140	95,575

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	959,797	780,148
Accounts expenses – related party	938,774	938,774
Accounts payable - related party	911,659	911,659
Short -term advances - related party	1,815,858	1,731,058
Convertible notes payable - related party net of debt discount	173,192	173,192
Derivative Liability	3,297,695	-
Convertible note payable - net of debt discount	525,000	525,000
Notes payable - related party	106,850	106,850

Total Current Liabilities	8,728,825	5,166,681

Total Liabilities	8,728,825	5,166,681

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024
Common stock, $0.0001 par value: authorized 500,000,000, 22,454,264 and 21,674,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,245	2,167
Additional paid-in capital	952,603	810,048
Accumulated deficit	(9,630,533)	(5,883,321)

Total Stockholders’ Deficit	(8,675,685)	(5,071,106)

Total Liabilities and Stockholders’ Deficit	53,140	95,575

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Costs and expenses
General and administrative expenses	4,320	4,557	14,427	11,779
Professional fees	23,975	32,293	75,691	56,838
Salaries and wages	182,839	46,838	279,114	138,659
Total operating expenses	(211,134)	(83,688)	(369,232)	(207,276)

Loss from operations	(211,134)	(83,688)	(369,232)	(207,276)

Other income (expense)
Loss on Derivative	(3,425,796)	-	(3,425,796)	-
Unrealized gain (loss) on available for sale securities	(24,978)	(47,746)	(33,747)	(27,976)
Interest expense (includes amortization of debt discount)	(60,857)	(61,403)	(174,117)	(175,228)

Gain (loss) on change in derivative liability	128,101	-	128,101	-
Gain on settlement of accounts payable	-		127,579
Total other (expense)	(3,383,530)	(109,149)	(3,377,980)	(203,204)

Net loss	$(3,594,664)	$(192,837)	$(3,747,212)	$(410,480)

Net Loss per share - basic and diluted	$(0.16)	$(0.01)	(0.17)	$(0.02)

Weighted average number of shares - basic and diluted	22,004,764	21,674,000	21,785,876	21,674,000

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit)

For the Three and Nine Months Ended September 30, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	21,674,000	$2,167	$810,048	$(5,883,321)	$(5,071,106)

Net loss	-	-	-	(6,406)	(6,406)

Balance, March 31, 2025	21,674,000	$2,167	$810,048	$(5,889,727)	$(5,077,512)

Net loss	-	-	-	(146,142)	(146,142)

Balance, June 30, 2025	21,674,000	$2,167	$810,048	$(6,035,869)	$(5,223,654)

Shares issued for services	780,264	78	142,555	-	142,633
Net loss	-	-	-	(3,594,664)	(3,594,664)

Balance, September 30, 2025	22,454,264	$2,245	$952,603	$(9,630,533)	$(8,675,685)

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

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements

Balance Labs, Inc.

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025

(Unaudited)

	September 30, 2025	September 30, 2024
Operating Activities
Net Loss	(3,747,212)	(410,480)

Adjustments to reconcile net loss to net cash (used in) operations
Unrealized Gain on securities	33,747	27,976
Amortization Expense	-	8,504
Gain on settlement of accounts payable	(127,579)	-
Shares issued for services	142,633	-
Gain on change in derivative liability	(128,101)	-

Changes in operating assets and liabilities
Loss on derivative	3,425,796	-
Increase (decrease) in
Accounts payable and accrued expenses	307,229	261,598

Net cash used in operating activities	(93,487)	(112,402)

Proceeds from Short term advances related parties	84,800	30,000
Net cash provided by financing	84,800	30,000
		-
Net change in cash	(8,687)	(82,402)

Starting Cash	13,199	112,809
		-
Ending Cash	4,512	30,407

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of September 30, 2025, and the unaudited consolidated results of its operations and cash flows for the nine months ended September 30, 2025. The unaudited consolidated results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on April 15, 2025.

Note 2 – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $93,487 of cash in operating activities during the nine months ended September 30, 2025, and currently has $4,512 in cash as of September 30, 2025. Additionally, at September 30, 2025, the Company had an accumulated deficit of $9,630,533 and a working capital deficit of $8,675,685.

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

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At September 30, 2025, and December 31, 2024, the Company had $4,512 and $13,199 in cash equivalents, respectively.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at September 30, 2025 and December 31, 2024, respectively.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of September 30, 2025. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2021, 2022, 2023, and 2024 tax returns remain open for audit for Federal and State taxing authorities.

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

The Company accounts for its investment in NextNRG, Inc (Formerly Known as EZFill Holdings, Inc.) as available-for-sale securities pursuant to the S-1 Registration Statement declared effective on September 14, 2021, therefore, the unrealized gain (loss) on the available-for-sale securities during the nine months ended September 30, 2025, and 2024 has been recorded in Other Income.

At September 30, 2025, the Company owned 26,573 shares and the fair value of the investment in NextNRG, Inc. was reported on the balance sheet as Investment at fair value - related party totaling $48,628 ($1.83/share). The Company recorded an adjustment of $(33,747) for the nine months ending September 30, 2025, as unrealized gain on securities.

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

The Company holds one investment as of September 30, 2025, and one investment as of December 31, 2024.

Investments

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party. As of September 30, 2025, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During the nine months ended September 30, 2025 the Company recorded $0 of unrealized loss from this investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of September 30, 2025, and December 31, 2024, the carrying value of marketable securities was $48,628 and $82,376, respectively. The securities are included in the Investment at Fair Value – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB).

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned corporate subsidiaries, Balance Labs LLC.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and warrants from convertible debentures outstanding during the periods. There is a potentially dilutive effect from 4,389,480 and 4,159,361 shares from convertible notes payable as of September 30, 2025 and September 30, 2024, respectively, and no outstanding warrants as of September 30, 2025 and September 30, 2024, respectively. However, these potentially dilutive securities are anti-dilutive due to the net loss in both 2025 and 2024.

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

As of September 30, 2025, the Company had both Level 1 assets and a Level 3 liability measured at fair value on a recurring basis. The Level 3 liability relates to the derivative feature embedded in the Chief Executive Officer’s employment agreement, which provides anti-dilution protection until the Company raises an aggregate of $1 billion in total capital. The derivative liability was valued using a Monte Carlo simulation model incorporating assumptions regarding the timing and probability of future financing events and is remeasured at fair value each reporting period, with changes recognized in other income (expense).

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2025.

	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Fair-value – equity securities	$48,628	$48,628	$-	$-
Total Assets measured at fair value	$48,628	$48,628	$-	$-
Liabilities
Derivative liability	$3,297,695	$-	$-	$3,297,695
Total Liabilities measured at fair value	$3,297,695	$-	$-	$3,297,695

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

	September 30, 2025	September 30, 2024

Revenue	$-	$-

Reconciliation of revenue:
Less: Cost of goods sold	-	-
Segment gross profit	$-	$-

Less:
Salaries and wages	279,114	138,659
Professional fees	75,691	56,838
Other segment items(1)	14,427	11,779
Segment net loss	$(369,232)	$(207,276)

Reconciliation of loss:
Other income (expense), net	(3,377,980)	(203,204)
Loss before income taxes	$(3,747,211)	$(410,480)

(1)	Other segment items comprising segment net loss include advertising and promotion, stock related expenses, and certain general and administrative expenses.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2025 and 2024, advertising, marketing, and promotion expense was $0 and $3,772, respectively.

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

Property and equipment as of September 30, 2025, and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
	(unaudited)
Website	$-	$-
Computer equipment & Software	5,358	5,358
Furniture	802	802
Total	6,160	6,160
Less Accumulated Depreciation	(6,160)	(6,160)
Property and Equipment, net	$-	$-

Depreciation expense for the three and nine months ended September 30, 2025, and 2024 totaled $0 and $0, respectively.

Derivative Liability

In connection with the employment agreement entered into with the Company’s Chief Executive Officer, Alan Campbell, on August 22, 2025, the Company identified a derivative liability related to an anti-dilution feature that entitles Mr. Campbell to maintain a fixed ownership percentage of the Company’s common stock until the Company has raised an aggregate of $1 billion in total capital. The feature meets the definition of a derivative under ASC 815 and does not qualify for the equity scope exception, as the number of shares to be issued upon future dilutive events is variable and contingent on factors outside the Company’s control.

The derivative liability was initially measured at fair value on the grant date using a Monte Carlo simulation model, which captures the probability and timing of future financing events and the corresponding adjustments required under the agreement. The derivative is remeasured at fair value at each reporting date, with changes in fair value recognized in the Company’s condensed consolidated statements of operations within other income (expense).

At initial recognition on August 22, 2025, the derivative liability was valued at $3,425,796. As of September 30, 2025, the derivative liability was remeasured to $3,297,695, resulting in a gain of $128,101 recognized for the three months ended September 30, 2025.

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

Note 4 – Stockholders’ Deficit

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001, and 50,000,000 shares of preferred stock, with a par value of $0.0001. As of September 30, 2025 the Company has 22,454,264 shares of common stock outstanding and 0 shares of preferred stock outstanding. There were no outstanding warrants as of such date.

Shares Issued for Compensation

On August 22, 2025, the Company entered into a CEO Employment Agreement with Alan Campbell, pursuant to which the Company issued 780,264 shares of common stock to Mr. Campbell during the third quarter of 2025. The shares were issued as part of Mr. Campbell’s initial equity grant under the terms of his employment agreement and represent a 3.6% ownership interest in the Company on a fully diluted basis as of the grant date.

The shares are subject to a three-year vesting schedule, with one-third (1/3) vesting on each of the first, second, and third anniversaries of the issuance date, subject to Mr. Campbell’s continued service with the Company. The total grant-date fair value of the award was $2,184,739, which the Company is recognizing as stock-based compensation expense on a straight-line basis over the three-year vesting period.

During the three months ended September 30, 2025, the Company recognized approximately $142,633 of stock-based compensation expense related to this award.

Note 5 – Note Receivable

On September 3, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. As of September 30, 2025, this receivable is fully reserved against. For the nine months ended September 30, 2025, the Company recorded $0 of interest income in relation to this note.

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party in the principal amount of $119,000 which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a purchase price of $43,000, which was recorded as a discount from the note which will be amortized over the life of the note. The Company recorded an allowance of 100% against this receivable of $141,000 as of September 30, 2025.

Note 6 – Related Party Transactions

As of September 30, 2025, the Company had related party accounts payable of $911,659 owed to Michael Farkas its former Chief Executive Officer (CEO), now President (the “President”). This amount relates to consulting services provided to the Company from 2015 through 2022, for which payment has not yet been made. The terms of repayment have not been formally established, and no interest has been accrued on this balance. The balance of $911,659 is in the Accounts payable - related party on the Balance Sheet.

The Company’s President, earned $10,000 per month under an agreement during his time as CEO. This agreement was effective from October 31, 2023 to August 31, 2025. The following compensation was recorded within general and administrative expenses – related parties on the statements of operations: $80,000 and $90,000 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, $230,000 and $180,000, respectively, of compensation was unpaid and was included in accounts payable – related party on the consolidated balance sheets.

During 2016, 2017, and 2019 Balance Group LLC loaned an additional $66,850 to the Company. The notes are in default and have an accrued interest balance of $46,488. The note balance of $66,850 is included in the note payable – related party in current liability as of September 30, 2025 and December 31, 2024.

On October 3, 2019, the Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of September 30, 2025, accrued interest on the note is $31,641. The note balance of $40,000 is included in the note payable – related party in current liability as of September 30, 2025 and December 31, 2024.

The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expired on October 10, 2022. The warrants had a relative fair value of $8,283, which was recorded as a debt discount and fully amortized.

	September 30, 2025	December 31, 2024
	(unaudited)
Balance Group LLC	$66,850	$66,850
The Foundation	40,000	40,000
Note Payable – related party	$106,850	$106,850

On June 27, 2021, the Company received $50,000 from the President in exchange for a convertible promissory note with a face value of $53,192 which bears 12% interest per annum and matures on June 27, 2022, or upon the Company raising $250,000 from investors, whichever occurs first. The note balance of $53,192 is included in the convertible notes payable - related party, net of debt discount of $0 and $0, as of September 30, 2025, and December 31, 2024, respectively. The difference between the amount received and the face value of $3,192 was recorded as a discount and is being amortized over the life of the note. Additionally, the note comes with a beneficial conversion feature of $3,799 which was also recorded as a component of equity in 2021. As of September 30, 2025, the Company has accrued interest of $27,194 and is recorded in the accrued expenses on the balance sheet.

On September 30, 2016, Balance Group LLC loaned $120,000 as a convertible note payable to the Company at an interest rate of 10%, due on October 1, 2017. In addition, the Company issued 600,000 warrants at an exercise price of $1 which expired on September 30, 2021 (See Note 9). The note is currently in default and is currently recorded under convertible payable – related party in current liabilities in the balance sheet. The accrued interest balance of $108,066 is recorded in the accrued expenses on the balance sheet as of September 30, 2025.

	September 30, 2025	December 31, 2024
	(unaudited)
Balance Group LLC	$120,000	$120,000
Note Payable from President	53,192	53,192
Convertible note payable- related party	$173,192	$173,192

As of September 30, 2025 the President and companies controlled by the President have loaned the Company a total of $1,833,858 in addition to the convertible notes discussed above. The loans carry an interest rate of 8%, 12%, and 18% and mature one year and one day from the date of the loan. These loans of $1,833,858 and the accrued interest on these loans of $858,978 are in default as of September 30, 2025. These loans of $1,833,858 are in default and are reported under short-term advances from related party on the balance sheet as of September 30, 2025 and December 31, 2024.

The following table summarizes all related party notes, both convertible and nonconvertible, including their principal balances as of September 30, 2025, and the related accrued interest as of September 30, 2025.

Loan Source	Loan Amount	Accrued Interest	Balance Sheet Classification
Balance Group LLC	$66,850	$46,488	Note payable – related party
The Foundation	$40,000	$31,641	Note payable – related party
President Loans	$1,833,858	$858,978	Short-term advances from related party
Convertible Note - Balance Group LLC	$120,000	$108,066	Convertible note payable – related party
Convertible Note - President	$53,192	$27,193	Convertible note payable – related party

	$2,113,900	$1,072,366

The following related party notes recognized interest for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30, 2025:	Nine months ended September 30, 2024:
Balance Group LLC	$4,000	$4,028
President Loans	$112,503	$102,204
Foundation	$3,590	$3,603
Convertible Note - Balance Group LLC	$8,975	$9,008
Convertible Note - President	$4,774	$4,792
Total Recognized Interest Expense	$133,843	$123,636

On August 22, 2025, the Company entered into an employment agreement with Alan Campbell, upon appointment of Mr. Campbell as its Chief Executive Officer, which included the issuance of 780,264 shares of common stock as an initial equity grant (see Note Stockholders’ Deficit). The shares vest over a three-year period, with one-third (1/3) vesting on each of the first, second, and third anniversaries of the issuance date, subject to Mr. Campbell’s continued service. The total grant-date fair value of the award was $2,184,739, which is being recognized as stock-based compensation expense over the vesting term.

The employment agreement also contains an anti-dilution provision that entitles Mr. Campbell to maintain a fixed ownership percentage of the Company’s common stock until the Company has raised an aggregate of $1 billion in total capital. This feature was determined to meet the definition of a derivative liability under ASC 815 and is remeasured at fair value each reporting period (see Notes Derivative Liability and Fair Value Measurements).

Note 7 – Convertible Notes and Notes Payable

Convertible Notes Payable

On December 23, 2015, the Company issued a convertible note payable to Chase Mortgage, Inc., not a related party, for $25,000, at an interest rate of 8%, due on December 23, 2018. The note also included 100,000 warrants at an exercise price of $1 per share, which expired on December 23, 2020. The note is convertible at the holder’s discretion into the Company’s common stock at a price of $0.50 per share. The note has matured and is in default, which triggered an increased interest rate of 18%. The accrued interest balance on this note as of September 30, 2025, is $49,878, and the note is recorded under convertible note payable in the liabilities section of the balance sheet. As of September 30, 2025, the note maintains a balance of $25,000.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The convertible note payable, net of debt discount of $0 and $0 as of September 30, 2025 and December 31, 2024 of $500,000 and $500,000, respectively was recorded under current liability on the balance sheet and no additional debt discount adjustment is required upon adoption of ASU 2020-06. The note has accrued interest of $475,205.

The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates, a non-related party company. The terms remain the same and the transfer has no effect on the financial statements. During the nine months ended September 30, 2025 and 2024, the Company amortized $0 and $0, respectively of debt discount. As of the date of this report, this note is in default.

	September 30, 2025	December 31, 2024

16th Avenues Associates	$500,000	$500,000
Chase Mortgage, Inc.	25,000	25,000
Debt discount	-	-
Convertible note payable	$525,000	$525,000

The details of convertible notes payable, including accrued interest as of September 30, 2025, were as follows:

Loan Source	Loan Amount	Accrued Interest (as of September 30, 2025)	Balance Sheet Classification
Chase Mortgage, Inc.	$25,000	$49,878	Convertible note payable
16th Avenue Associates	$500,000	$475,205	Convertible note payable- net of debt discount
Total	$525,000	$525,083

The following non-related party convertible notes accrued interest for the nine months ended September 30, 2025 and 2024:

Nine months ended September 30, 2025:

●	Chase Mortgage, Inc.: $4,861
●	16th Avenue Associates: $37,397
●	Total Recognized Interest Expense: $42,258

Nine months ended September 30, 2024:

●	Chase Mortgage, Inc.: $3,882
●	16th Avenue Associates: $37,534
●	Total Recognized Interest Expense: $41,416

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

Note 9: Other Income- Settlement of Accounts Payable

During the nine months ended September 30, 2025, the Company settled an outstanding accounts payable balance with a law firm that provided legal services to the Company between 2017 and 2020. The settlement resulted in a reduction of the payable balance of $127,579, and the amount settled was recognized as other income on the Company’s statements of operations for the period. This transaction reflects the resolution of a long-outstanding obligation related to services provided by the law firm in the prior years.

Note 10 – Subsequent Events

Subsequent to September 30, 2025, The Farkas Group, Inc. and Michael D. Farkas, the Company’s President and Chairman, sold portions of their debt holdings to unrelated third parties. Each sold all accrued interest and part of the principal. Following the sales, The Farkas Group retained $352,019 and Mr. Farkas retained $361,543 of principal, which were later converted into shares of the Company’s common stock at $0.25 per share, as described in Item 5 – Other Information.

In addition, 16th Ave. Associates sold its debt holdings to two unrelated third parties. The Company was not a party to these sales and received no proceeds. That debt was also then converted into common stock at $0.25 per share.

On October 18, 2025, the President of Balance Labs Inc. loaned the company $18,000 under a promissory note bearing interest at 18% per annum, accruing from September 18, 2025, with a maturity date of October 18, 2026. The loan is unsecured and constitutes a related-party transaction.

On November 3, 2025, the company entered into a promissory note with The Farkas Group, Inc. for $250,000 at an interest rate of 8% per annum, accruing from November 3, 2025, and maturing on November 3, 2026. The note is a related-party transaction

On November 7, 2025, the Company’s Board of Directors approved the conversion of outstanding promissory notes totaling $4,166,946.69 (the “Debt”) owed to Michael Farkas and entities owned by Michael Farkas, its President and Chairman of the Board of Directors, and other third-party lenders (collectively, the “Lenders”). Pursuant to conversion notices received from the Lenders, the Debt was converted into 16,667,788 shares of restricted common stock at a conversion price of $0.25 per share.

On November 7, 2025, the Board of Directors of Balance Labs Inc. approved the issuance of an aggregate 8,563,008 shares of common stock at a price of $0.25 per share to certain employees, executives, and consultants of the company. The shares were issued as fully paid and non-assessable and represent equity compensation pursuant to individual agreements approved by the Board.

On November 11, 2025, the company entered into a promissory note with The Farkas Group, Inc. for $250,000 at an interest rate of 8% per annum, accruing from November 11, 2025, and maturing on November 11, 2026. The note is a related-party transaction

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operations

Balance Labs, Inc. operates as a digital asset corporate treasury company. Our principal business is acquiring, holding, and managing a diversified portfolio of digital assets, primarily liquid, large-capitalization cryptocurrencies. Where feasible, we intend to generate yield through staking, validator participation, or other on-chain activities.

Over the next twelve months, we plan to:

●	Establish institutional-grade custody arrangements with qualified custodians.
●	Implement a disciplined allocation strategy based on market capitalization, liquidity, and risk parameters.
●	Maintain risk management frameworks and internal controls commensurate with public company obligations for digital asset holdings.
●	Deploy staking and yield-generating protocols where operationally and economically viable.
●	Evaluate third-party providers for custody, execution, trading, and index methodology support.
●	Expand accounting, audit, compliance, and management resources to meet SEC reporting and internal control requirements.

We do not currently generate operating revenues and do not expect material revenues until our treasury scale supports consistent yield activities. Operating expenses consist primarily of custody fees, professional services, compliance costs, and general overhead

We may require additional capital to grow our digital asset holdings or fund operations. Such capital, if pursued, may be raised through equity, debt, or digital asset-backed instruments, subject to market conditions. There can be no assurance that financing will be available on acceptable terms, or at all.

Results of Operations

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024.

Overview

We reported a net loss of $3,594,664 and of $192,837 for the three months ended September 30, 2025 and 2024, respectively. This represents an increase of $3,396,827, or 1,716%, primarily due to expenses related to the issuance of stock to CEO Alan Campbell and the expense related to the recognition of a derivative liability from the ant-dilution provision in Mr. Campbell’s employment agreement.

General and Administrative Expenses

General and administrative expenses were $4,320 and $4,557 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $237 or 5%.

Professional Fees

Professional fees were $23,975 and $32,293 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $8,318 or 26% due primarily to a decrease in accounting fees.

Other Income and Expense

Other expenses for the three months ended September 30, 2025 was $3,383,530. Other expenses for the three months ended September 30, 2024 was $109,149 due to an unrealized loss of $24,978 on available for sale securities during the three months ended September 30, 2025, as compared to an unrealized loss of $47,746 in the same period for 2024. This represents a decrease in unrealized loss on available for sale securities of $23,301 attributable to changes in the stock price of the securities than in prior periods. Additionally, the Company realized a loss on derivative of 3,425,796 and a $128,101 gain on change in derivative liability.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024.

Overview

We reported a net loss of $3,747,212 and of $410,480 for the nine months ended September 30, 2025 and 2024, respectively. This represents an increase of $3,336,732 or 1,731%, primarily due to expenses related to the issuance of stock to CEO Alan Campbell and the expense related to the recognition of a derivative liability from the ant-dilution provision in Mr. Campbell’s employment agreement.

General and Administrative Expenses

General and administrative expenses were $14,427 and $11,779 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $2,648 or 22% primarily due to an increase in dues and subscriptions.

Professional Fees

Professional fees were $75,691 and $56,838 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $18,853 or 33% due to an increase in legal and accounting fees.

Other Income and Expense

Other income for the nine months ended September 30, 2025 was $3,377,980, as compared to other expense for the nine months ended September 30, 2024 of $203,204. This change is primarily attributable to the settlement of accounts payable, a loss on derivative and a gain on change in derivative liability.

Unrealized gain or loss on available for sale securities

Unrealized loss on available for sale securities for the nine months ended September 30, 2025 was $33,747. Unrealized loss on available for sale securities for the nine months ended September 30, 2024 was $27,976. This represents an increase in unrealized loss on available for sale securities of $5,771 attributable to changes in the stock price of the securities.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Cash	$4,512	$13,199
Working capital (deficiency)	$(8,675,685)	$(5,071,106)

Availability of Additional Funds

Except for the monthly consulting fee to our President and Chairman of the Board and the monthly lease of our virtual office, as described elsewhere in this annual report, we currently do not have any material commitments for capital expenditures. We are actively pursuing new client relationships. Even if we were to add a new client(s), due to our current lack of a diversified client base, there could be temporary imbalances between cash receipts and cash operating expenditures, which means that we may need additional capital. The engagement revenues associated with most client engagements will self-fund the in-house and sub-contractor services we need in order to supply products and services to our clients.

As of September 30, 2025, the Company had a working capital deficiency of $8,675,685. The Company used cash in operations of $236,121. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position.

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2025 and 2024, in the amount of $93,487 and $112,402, respectively. This was primarily due to a net loss of $3,747,212, largely offset by a loss on derivative of $3,425,796 partially offset by a gain on change in derivative liability of $(128,101) due to remeasurement during the period.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of September 30, 2025. The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited condensed consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Recent Developments

On August 22, 2025, the Company appointed Alan Campbell as its Chief Executive Officer, effective immediately, succeeding Michael D. Farkas, who continues to serve as Chairman of the Board and President. Mr. Campbell brings more than 20 years of experience in financial-data and index-management businesses, having served in senior leadership roles at CoinDesk Indices and Bloomberg L.P.

In connection with his appointment, the Company and Mr. Campbell entered into a CEO Employment Agreement providing for, among other terms, (i) an annual base salary of $350,000 (subject to activation following a capital raise or 75 days from appointment), (ii) a target annual performance bonus of 65% of base salary, and (iii) a one-time equity award equal to 3.6% of the Company’s outstanding shares of common stock, vesting in equal annual installments over three years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Notes Payable

As of September 30, 2025, the President and companies controlled by the President have loaned the Company a total of $1,833,858 in addition to the convertible notes discussed above. The loans carry an interest rate of 8% and mature one year and one day from the date of the loan. The Company accrued interest of $858,978 on the loans and the full balance of these loans are in default as of September 30, 2025.

Balance Group loaned the Company an additional $186,850 at an interest rate of 8%. The notes are currently in default and have an accrued interest balance of $120,258 as of September 30, 2025.

On October 3, 2019, The Company received $40,000 from The Foundation in exchange for a promissory note which bears 12% interest per annum and matured on October 10, 2020 or upon the Company raising $500,000 from outside investors, whichever occurs first. The promissory note is currently in default, and as of September 30, 2025, accrued interest on the note is $31,641. The promissory note comes with a warrant to purchase 40,000 shares of the Company’s stock with an exercise price of $1.00 per share and expires on October 10, 2022. These warrants have expired. As of December 31, 2020, the debt discount was fully amortized.

Convertible Notes Payable

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest that is unpaid into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance of $49,878 as of September 30, 2025.

On September 30, 2016, Balance Group LLC loaned the Company $120,000 with an interest rate of 10% and is convertible into common stock at $1.00. In addition, the Company issued the President of the Company 600,000 warrants and recorded a debt discount of $111,428, which has been fully amortized. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 514%, expected life of five years, risk free rate of return of 1.14% and an expected divided yield of 0%. The warrants had a fair value of $85,714. The note is currently in default and has an accrued interest balance of $108,066 as of September 30, 2025.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Note Conversions

On November 7, 2025, the Board of Directors of the Company approved the issuance of an aggregate of 16,667,789 shares of common stock at a conversion price of $0.25 per share, upon the conversion of certain outstanding promissory notes and debentures totaling $4,166,946.69. This amount includes the issuance of 4,547,240 shares of common stock to the related parties described below, upon the conversion of certain outstanding related-party promissory notes totaling $945,111.90 in principal and $191,697.72 in accrued interest. The original conversion prices of the notes ranged from $0.70 to $1.00 per share, with an average original conversion price of approximately $1.00 per share.

The conversions fully satisfied all principal and accrued interest obligations under each note, and all related indebtedness has been extinguished.

Specifically, to related-parties and affiliates, the Company converted (i) $352,019 of debt owed to The Farkas Group, Inc. (controlled by the Company’s President and Chairman of its Board of Directors, Michael D. Farkas) into 1,408,076 shares of common stock, (ii) $361,542.90 of debt owed to Michael D. Farkas (Company’s President and Chairman) into 1,446,172 shares, (iii) $343,114.65 of debt owed to NextNRG Inc. (controlled by Michael D. Farkas) into 1,372,459 shares, (iv) $72,113.97 of debt owed to The Sammy Farkas Foundation into 288,456 shares, and (v) $8,019.10 of debt owed to Shilo Holding Group LLC (controlled by Michael D. Farkas) into 32,077 shares.

Each conversion was effected at $0.25 per share and represents full payment and settlement of the underlying notes.

The two third-parties which purchased the $980,137 debt outstanding to 16th Avenue Associates also converted the full amount of $500,000 principal and $480,137 interest due under that certain convertible debenture into 3,920,548 shares of the Company’s common stock.

The shares issued in these conversions were not registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption from registration provided by Section 3(a)(9) thereof.

Equity Issuances to Employees, Executives, and Consultants

On November 7, 2025, the Board of Directors of the Company approved the issuance of an aggregate 7,784,268 shares of common stock at a price of $0.25 per share to certain employees, executives, and consultants of the company. The shares were issued as fully paid and non-assessable and represent equity compensation pursuant to individual agreements approved by the Board of the Directors.

The recipients of the shares included certain executive officers and directors of the Company, as follows:

●	Joel Kleiner, Chief Financial Officer – 468,523 shares issued

●	Carmen Villegas, Secretary and Director – 318,523 shares issued

●	Alan Campbell, Chief Executive Officer – 906,420 shares issued

The issuances were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 701 promulgated thereunder, as the transactions did not involve a public offering and were made to employees and consultants for bona fide compensatory purposes.

Item 6. Exhibits

Exhibit No.	Description

10.1	CEO Employment Agreement between Alan Campbell and Balance Labs, Inc. executed August 22, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2025)
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

Date: November 13, 2025	By:	/s/ Alan Campbell
Alan Campbell
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer (Principal Financial and Accounting Officer)

