Form 10-K
period 2025-12-31
Balance Labs, Inc.
filed 2026-04-10
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-202959

BALANCE LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1146785
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

407 Lincoln Road, Suite 9F, Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

(305) 907-7600

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value (approximate) of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price per share of the Company’s common stock on the OTC Pink Market on June 30, 2025 (the last business day of the registrant’s most recently completed second quarter) was $4,021,463.

As of April 10, 2026, the number of shares of common stock of the registrant outstanding is 46,852,319, par value $0.0001 per share.

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

PART I

Item 1. Business.

Overview

Balance Labs, Inc. was incorporated on June 5, 2014 under the laws of the State of Delaware. The Company is a digital asset advisory firm providing consulting services to institutions navigating the digital asset economy. Its advisory services include strategic guidance on digital asset adoption, treasury strategy, and related operational and market considerations, and are delivered through both retainer-based and project-based engagements. The Company also intends to establish a rules-based digital asset corporate treasury, subject to the availability of sufficient capital.

The Company is led by our Chief Executive Officer, Alan Campbell and Chairman of the Board of Directors (the “Board”) of the Company, Michael D. Farkas, who is a seasoned entrepreneur and has worked in corporate finance and in assisting and developing businesses in multiple industries for the past twenty-eight (28) years.

Plan of Operations

Balance Labs provides advisory services to institutions navigating the digital asset economy. The Company intends to establish a rules-based digital asset corporate treasury, subject to the availability of sufficient capital. Our advisory engagements include retainer-based and project-based arrangements covering digital asset product development and digital asset treasury strategy. We also assist clients in designing, launching, and operating compliant blockchain-based tokens, loyalty programs, and related digital infrastructure.

We currently generate operating revenue from advisory services. Our engagements include advising institutional asset managers on exchange-traded fund and digital asset product strategy, as well as providing tokenization and digital infrastructure consulting to enterprise clients. During the fourth quarter of fiscal year 2025, the Company recognized approximately $6,000 in advisory revenue related to participation in a multi-day industry working session involving institutional participants, focused on digital asset product strategy and market structure discussions. The engagement was facilitated by a third party, which remitted payment to the Company for its services. The Company recognized approximately $40,000 in advisory revenue during the first quarter of fiscal year 2026.

In addition to advisory business, we intend to establish a digital asset corporate treasury designed to provide diversified exposure to digital assets through a rules-based methodology. We have not yet deployed the treasury. Deployment is contingent upon the availability of sufficient capital. We may seek to raise capital and there can be no assurance that financing will be available on acceptable terms, or at all.

Over the next twelve months, we plan to:

Digital Asset Treasury (Subject to Capital Raise)

Subject to the availability of sufficient capital, deploy a rules-based digital asset treasury consisting of digital assets selected under predefined inclusion criteria.

Implement rebalancing treasury holdings using a proprietary methodology.

Deploy staking and yield-generating protocols on select proof-of-stake networks where operationally and economically viable, generating protocol rewards as additional operating income.

Evaluate third-party providers for custody, market data, execution, staking infrastructure, and digital asset accounting and tax reporting.

Recruit digital asset treasury management personnel to oversee portfolio operations and develop the reporting infrastructure necessary to support institutional-grade transparency and public company disclosure requirements.

Corporate and Compliance

Maintain risk management frameworks and internal controls commensurate with public company obligations.

Expand accounting, audit, compliance, and management resources to meet SEC reporting and internal control requirements.

Pursue capital formation activities as needed to fund the digital asset treasury and support operations, subject to applicable securities laws and market conditions.

Evaluate opportunities to uplist the Company’s common stock to a national securities exchange, subject to meeting applicable listing standards and other conditions.

Appoint independent members to the Board of Directors to strengthen corporate governance and satisfy applicable listing and regulatory requirements.

While we generate operating revenue from our advisory business, we do not expect material revenue growth until we have expanded our advisory client base and deployed the digital asset treasury at a scale sufficient to support consistent staking and yield-generating activities. Operating expenses consist primarily of professional services, advisory delivery costs, compliance costs, and general and administrative overhead.

Employees

We presently have a total of four employees, including our Chief Executive Officer, Alan Campbell, Chairman, Michael Farkas, and Chief Financial Officer, Joel Kleiner, and one additional employee. Subsequent to December 31, 2025, Alexander Farkas was appointed President and Chief Operating Officer effective February 9, 2026. Carmen Villegas, who served as Secretary, resigned from her positions effective December 12, 2025. Over time, we may hire employees and/or engage additional independent contractors to execute our projects. These decisions will be made by our officers when appropriate.

Government Regulation

Our business and planned treasury activities operate in a regulatory environment that is evolving and, in certain respects, uncertain. Although we are not currently registered as a broker-dealer, investment adviser, commodity pool operator, money services business or other regulated financial institution, our operations may be affected by federal, state and foreign laws, rules and interpretations relating to securities, commodities, digital assets, anti-money laundering, sanctions compliance, tax reporting, privacy, cybersecurity, corporate governance and public company disclosure.

In addition, the legal and regulatory treatment of digital assets, staking activities, tokenization arrangements, blockchain-based programs, custody arrangements and related service providers continues to evolve. Regulatory developments or changes in interpretations by the SEC, CFTC, FinCEN, the Internal Revenue Service, state regulators, self-regulatory organizations or non-U.S. regulators could adversely affect our business, the businesses of our clients, the availability of service providers, the liquidity or value of digital assets and our ability to implement aspects of our treasury strategy.

We expect to continue to evaluate our activities in light of applicable law and guidance as our business develops.

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

Where You Can Find Us

The Company’s principal executive office and mailing address is 407 Lincoln Road, Suite 9F, Miami Beach, FL 33139. Our telephone number is (305) 907-7600.

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

Our current operating funds are less than necessary to complete the full development of our business plan, and we will likely need to obtain additional financing in order to execute our strategy. While we have recently begun generating limited revenue from advisory services, including approximately $6,000 in the fourth quarter of 2025, our operations remain minimal and we have not yet generated sufficient revenue or net income to sustain our business.

The Company currently does not have sufficient funds to support its obligations. As a result, the Company will require additional financing to execute its business plan through raising additional capital and/or beginning to generate revenue.

We do not currently have any firm arrangements for financing, and we can provide no assurance to investors that we will be able to find such additional financing if required. Obtaining additional financing is subject to a number of factors, including current financial condition as well as general market conditions. These factors affect the timing, amount, terms or conditions of additional financing unavailable to us. If the Company is unable to obtain additional financing, it may be unable to continue as a going concern. The Company’s management is currently engaged in actively pursuing multiple financing options to obtain the capital necessary to execute the Company’s business plan, however, there cannot be any assurance that additional funds will be available when needed from any source, or if available, will be available on terms that are acceptable to us.

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

Additional financing may adversely impact your interest.

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

Limited experience in managing and operating a public company.

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

Any uninsurable claim could have a material adverse effect on the Company’s financial condition and results of operations.

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

Complete control over the company.

Our largest shareholder, Balance Holdings, LLC, which our Chairman of the Board, Michael D. Farkas has investing and dispositive power of, beneficially own approximately 25.38% of our common stock. Mr. Farkas also has investing and dispositive power of Shilo Holding Group LLC, which own approximately 2.41% of our common stock, and Shilo Security Solutions, Inc., which owns less than 1% of our common stock. Therefore, Mr. Farkas is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he also has significant control over our management and policies. The directors elected thereof will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest.

Dependence on key personnel.

We will be dependent on services from our management team, including Chief Executive Officer, Alan Campbell, Chairman of the Board, Michael D. Farkas, President and Chief Operating Officer, Alex Farkas, and Chief Financial Officer, Joel Kleiner. The loss of our officers and/or key employees could have a material adverse effect on the operations and prospects of the Company. Our management is expected to handle all marketing and sales efforts and manage the operations. Their responsibilities include formalizing business arrangements with third party service providers, directing the development of the Company website and other online communication tools, and formulating marketing materials to be used during presentations and meetings. The Company does have an employment agreement with Mr. Alex Farkas, Mr. Michael D. Farkas, Mr. Campbell and Mr. Kleiner. The Company does not currently have “key man” life insurance on Mr. Michael D. Farkas, Mr. Kleiner, Mr. Campbell or Mr. Alex Farkas.

Highly competitive market.

The markets for digital asset advisory services, tokenization strategy, blockchain infrastructure consulting and, if implemented, digital asset treasury activities are highly competitive and rapidly evolving. We compete with specialized digital asset advisory firms, traditional financial and consulting firms expanding into digital assets, software and infrastructure providers, trading, custody and staking service providers, and other market participants with substantially greater resources, longer operating histories, broader client relationships, stronger brand recognition and more established operating and compliance infrastructures than we have. In addition, some potential clients may choose to develop these capabilities internally rather than engage external advisors. If we are unable to differentiate our services, establish credibility in the market, attract and retain qualified personnel, or adapt to changing market conditions and client needs, our business, results of operations and prospects could be materially adversely affected.

Indemnification and limitation of liability.

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

Potential clients may not have the funds or the need to outsource this work.

Our ability to grow our advisory business depends in part on whether institutions, asset managers and corporate clients choose to engage external advisors for digital asset strategy, tokenization, blockchain-based program design, treasury framework development and related services. Some potential clients may determine that they lack sufficient budget, that market conditions do not justify deployment of digital asset initiatives, that regulatory uncertainty makes such initiatives premature, or that these functions can be handled internally or by other service providers. In addition, reductions in digital asset market activity, adverse regulatory developments or declines in client risk appetite could reduce demand for our services. If a sufficient number of prospective clients do not perceive a need for our services or are unwilling to pay for them, our revenue growth and business prospects would be materially adversely affected.

Reporting requirements under the exchange act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

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

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers.

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

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We rely heavily on information technology; any interruption or failure of our systems could materially affect our operations.

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

Our digital asset treasury strategy exposes us to substantial risks associated with digital assets, including price volatility, reduced liquidity and rapid changes in market conditions.

The Company has not yet deployed capital into digital assets as part of its treasury strategy, and any such deployment is contingent upon the availability of sufficient capital. If we deploy capital into digital assets in the future, our financial condition and results of operations may become increasingly exposed to the market prices of those assets. Digital assets have historically experienced, and may continue to experience, significant volatility over short periods of time. The value of any digital assets we may hold could decline materially due to market sentiment, macroeconomic conditions, technological developments, trading disruptions, exchange failures, protocol-specific events, fraud, manipulation, regulatory developments or other factors, many of which are beyond our control. Any material decline in the value of digital assets that we may hold could adversely affect our balance sheet, liquidity, access to capital, financial results and the market price of our common stock.

Bitcoin, Ethereum and other digital assets are subject to significant legal, commercial, regulatory and technical uncertainty, and adverse developments could materially affect our business and treasury strategy.

The legal and regulatory treatment of digital assets and digital asset-related activities remains uncertain and continues to evolve in the United States and internationally. Federal and state regulators, including the SEC, CFTC, FinCEN, the Internal Revenue Service and state banking and financial regulators, as well as non-U.S. regulators, may adopt new laws, regulations, interpretations or enforcement positions relating to digital assets, staking, custody, tokenization, trading, reporting or related matters. Such developments could adversely affect the value, liquidity, transferability or utility of digital assets, limit the availability of custodians, exchanges, execution providers or other service providers, increase our compliance costs, delay or impair implementation of our treasury strategy, or subject us or our counterparties to investigations, penalties or other adverse consequences.

If a significant portion of our treasury or available capital becomes concentrated in digital assets, we may be exposed to greater risk than a more diversified treasury model.

To the extent we allocate a significant portion of our capital to one or more digital assets, our treasury may become concentrated in assets that are highly volatile and subject to evolving market structure, regulatory uncertainty and operational risk. Such concentration would reduce the diversification benefits associated with more traditional treasury management approaches and may increase the impact of adverse market movements, custody failures, protocol events, liquidity constraints or negative developments affecting a particular asset, network or segment of the digital asset market. If our treasury strategy proves unsuccessful or market conditions deteriorate, our financial condition and the trading price of our common stock could be materially adversely affected.

Our digital asset activities may expose us to custody, execution, counterparty and staking-related risks, including loss of assets, operational failures and reduced access to critical third-party services.

Our business and treasury strategy may depend on third-party custodians, execution venues, wallet providers, market data providers, staking infrastructure providers, accounting platforms, tax and reporting vendors and other service providers. These counterparties may experience cybersecurity incidents, insolvency, financial distress, operational errors, technological failures, fraud, regulatory actions or service interruptions. In addition, digital assets are controllable only by the holder of the applicable private keys or through authorized access mechanisms, and any compromise, loss, theft or misuse of credentials, wallets or related infrastructure could result in partial or total loss of assets. If we engage in staking or other protocol-level activities, we may also be exposed to slashing, validator underperformance, lock-up periods, illiquidity, delayed withdrawals, smart contract vulnerabilities and other risks. Any of these events could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

There is a limited public market for our securities.

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

Not likely to pay dividends.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future but will review this policy as circumstances dictate.

We are subject to the SEC’s “penny stock” rules.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

We have processes designed to assess, identify and manage material risks from cybersecurity threats affecting our information systems and the information maintained by us or on our behalf. These processes are intended to help protect the confidentiality, integrity and availability of our systems and information and include technical, administrative and organizational measures that we believe are appropriate for our size, operations and risk profile. We also consider cybersecurity risks associated with third-party service providers that support our operations.

Our cybersecurity risk management processes may include, as appropriate, security assessments, vulnerability monitoring, incident response procedures, employee awareness and training measures, and the use of third-party service providers or consultants to assist in evaluating and managing cybersecurity risks.

Cybersecurity matters are overseen by senior leadership, including our Chairman, Michael D. Farkas, and material cybersecurity risks are reported to the Board as appropriate. The Board oversees management’s processes for identifying and managing material cybersecurity risks and for responding to material cybersecurity incidents.

To date, we are not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. However, future cybersecurity incidents could materially adversely affect us. See “We rely heavily on information technology. Any interruption or lapse related to that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.”

Item 2. Properties.

The Company’s mailing address is 407 Lincoln Road, Suite 9F, Miami Beach, FL 33139, and its telephone number is (305) 907-7600. The Company is not a party to a lease for this location. The premises are provided by The Farkas Group Inc., a related party, at no cost to the Company. The Company believes that its existing facilities are adequate to meet its current requirements. The Company does not own any real property.

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

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2025:
Fiscal Quarter Ended March 31, 2025	$0.2122	$0.2122
Fiscal Quarter Ended June 30, 2025	$0.2152	$0.15
Fiscal Quarter Ended September 30, 2025	$6.04	$0.15
Fiscal Quarter Ended December 31, 2025	$4.40	$1.55

Fiscal Year Ended December 31, 2024:
Fiscal Quarter Ended March 31, 2024	$0.23	$0.23
Fiscal Quarter Ended June 30, 2024	$0.25	$0.25
Fiscal Quarter Ended September 30, 2024	$0.182	$0.182
Fiscal Quarter Ended December 31, 2024	$0.2122	$0.2122

Common Stock

All outstanding shares of common stock are of the same class and have equal rights and attributes. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Company’s Board out of funds legally available. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of Preferred Stock. Accordingly, our Board is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power, or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Holders

As of April 10, 2026, we had approximately 67 holders of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board deems relevant.

Equity Compensation Plan Information

The Company does not have any equity compensation plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, the Company issued shares of its common stock in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On August 22, 2025, the Company issued 780,264 shares of common stock to Alan Campbell pursuant to his employment agreement in connection with his appointment as Chief Executive Officer.

In November 2025, the Company issued an aggregate of 16,667,788 shares of common stock upon the conversion of approximately $4,167,005 of outstanding principal and accrued interest under certain promissory notes and debentures.

In November 2025, the Company also issued an aggregate of 7,730,267 shares of common stock to certain employees, executive officers, directors and consultants for services rendered and equity awards, including 780,264 shares granted to Alan Campbell as CEO under his employment agreement and 6,823,847 to other employees and service providers.

The issuances described above were made in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid in connection with these issuances.

Issuer Purchases of Equity Securities

None.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

Balance Labs, Inc. (the Company) is a digital asset advisory firm providing consulting services to institutions navigating the digital asset economy. The Company intends to establish a rules-based digital asset corporate treasury, subject to availability of sufficient capital. Advisory engagements include both retainer-based and project-based arrangements. During the year ended December 31, 2025, the Company generated approximately $6,000 in revenue from advisory services provided in the fourth quarter. The Company recognized approximately $40,000 in advisory revenue during the first quarter of fiscal year 2026.

Results of Operations

Year Ended December 31, 2025 compared to Year Ended December 31, 2024:

Revenue increased to $6,000 in 2025 from $0 in 2024 as the Company launched advisory service offerings in Q4 2025. Revenue of $6,000 was generated from advisory services.

Operating expenses increased to $13,111,607 in 2025 from $271,285 in 2024, primarily due to a substantial increase in salaries and wages to $12,893,767 from $186,004 in the prior year. The increase was driven by non-cash stock-based compensation of $12,700,399 recognized in connection with the following share issuances:

In August 2025, the Company appointed Alan Campbell as Chief Executive Officer under an employment agreement providing for an annual salary of $350,000 and an initial equity grant of 780,264 shares of common stock (3.6% of fully diluted common stock), vesting over three years. The Company recognized $479,100 of expense related to this grant during 2025 under the graded vesting method.

In connection with the November 2025 debt-to-equity conversion and additional equity transactions the Company issued an aggregate of 6,823,847 shares of common stock to officers, directors, and service providers in consideration of services rendered, valued at $1.57 per share.

As a result of the foregoing issuances and the debt conversion, the anti-dilution provision in Mr. Campbell’s employment agreement was triggered, resulting in the issuance of an additional 906,420 shares of common stock to Mr. Campbell at $1.57 per share, or $1,423,079 of stock-based non-cash compensation expense. In total, 1,686,684 shares were issued to Mr. Campbell during 2025.

Professional fees were $199,042 compared to $71,634 in 2024, and general and administrative expenses were $18,798 compared to $13,647 in 2024.

Unrealized losses on marketable securities increased to $43,845 in 2025 from $25,536 in 2024, reflecting changes in the value of the Company holdings of NextNRG shares. At December 31, 2025, the Company owned 26,573 shares of NextNRG Inc. (formerly known as EZFill Holdings, Inc.) with a fair value of $38,531, reported on the balance sheet as Marketable securities — related party. Michael Farkas, the Company’s Chairman, beneficially owns approximately 49% of the outstanding common stock of NextNRG Inc.

Interest expense decreased to $205,900 in 2025 from $231,402 in 2024 as the Company converted substantially all of its debt obligations in November 2025. The Company recognized a gain of $127,579 on the settlement of accounts payable related to prior legal fee obligations.

Debt-to-Equity Conversion and Non-Cash Charges

On November 5, 2025, the Company completed a comprehensive debt-to-equity conversion, converting $2,595,900 in principal and $1,571,105 in accrued interest (totaling $4,167,005) into 16,667,788 shares of common stock at a conversion price of $0.25 per share. Because the fair market value of the Company’s common stock on the conversion date was $1.57 per share, the Company recognized a non-cash loss on settlement of debt of $16,595,746, representing the difference between the fair value of the shares issued and the carrying value of the debt extinguished. This loss is entirely non-cash in nature and does not represent any cash outflow or operational expenditure by the Company.

This one-time conversion was a transformative event that eliminated substantially all of the Company’s outstanding debt obligations, significantly strengthening its balance sheet. As a result of the conversion, the Company’s total liabilities decreased from $5,166,681 at December 31, 2024 to $3,773,845 at December 31, 2025, while total stockholders’ deficit improved from $(5,071,106) to $(3,376,339).

In connection with the CEO employment agreement entered into in August 2025, the Company recorded a derivative liability of $3,425,796 related to an anti-dilution provision. At December 31, 2025, the derivative liability was remeasured using a Monte Carlo simulation model, resulting in a gain of $1,480,990, reflecting a decrease in the estimated fair value of the obligation. The derivative liability had a carrying value of $1,944,806 as of December 31, 2025 (see Note 11).

Total other expense, net, was $18,662,718 in 2025 compared to $256,938 in 2024. The increase was driven by the non-cash loss on settlement of debt of $16,595,746 and the initial recognition of the derivative liability of $3,425,796, partially offset by the gain on remeasurement of the derivative of $1,480,990 and the gain on settlement of accounts payable of $127,579.

Net Loss

Net loss for the year ended December 31, 2025 was $31,768,325 compared to $528,223 for the year ended December 31, 2024. The increase of $31,240,102 was predominantly attributable to non-cash charges, including:

● Stock-based compensation: $12,700,399

● Loss on settlement of debt: $16,595,746

● Loss on initial recognition of derivative: $3,425,796

● Gain on remeasurement of derivative: ($1,480,990)

In the aggregate, non-cash charges totaled $31,240,951 for the year ended December 31, 2025. Excluding these non-cash items, the Company’s cash-basis operating loss was approximately $527,000, consistent with the prior year. Management believes these non-cash charges reflect one-time balance sheet restructuring events that do not reflect the Company’s ongoing operational performance or cash requirements.

Liquidity and Capital Resources

At December 31, 2025, the Company had cash of $358,975 compared to $13,199 at December 31, 2024, representing an increase of $345,776, or approximately 27 times the prior year balance. During the year ended December 31, 2025, the Company used $257,024 of cash in operating activities, a modest amount relative to the scale of business activity during the period. Financing activities provided cash of $602,800, consisting of $84,800 from advances from a related party (MF), $18,000 from a note payable to a related party (MF), and $500,000 from The Farkas Group in the form of two $250,000 promissory notes.

At December 31, 2025, the Company had total liabilities of $3,773,845 compared to $5,166,681 at December 31, 2024, a reduction of $1,393,836 or 27%. The reduction reflects the November 2025 debt-to-equity conversion, which eliminated substantially all of the Company’s legacy debt obligations. Remaining debt obligations at December 31, 2025 consist of the Chase Mortgage of approximately $25,000, related party debt of approximately $518,000, and accrued interest and other liabilities.

Stockholders’ deficit at December 31, 2025 was $(3,376,339) compared to $(5,071,106) at December 31, 2024, an improvement of $1,694,767. While the Company has an accumulated deficit of $(37,651,646) at December 31, 2025, the deficit is substantially comprised of non-cash charges, as summarized below:

Non-Cash Item	Amount
Loss on settlement of debt	$16,595,746
Stock-based compensation	$12,700,399
Loss on derivative liability (initial recognition)	$3,425,796
Gain on derivative remeasurement	$(1,480,990)
Total non-cash charges	$31,240,951

These non-cash charges represent balance sheet restructuring and equity compensation events rather than operational cash losses. The Company continues to operate with a stockholders’ deficit position.

Going Concern

The Company has an accumulated deficit of $(37,651,646) at December 31, 2025 and stockholders deficit of $(3,376,339). The Company reported a net loss of $31,768,325 for the year ended December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate revenue from its advisory services, obtain additional capital through equity or debt financings, and reduce operating expenses. Management intends to pursue these strategies; however, there is no assurance that the Company will be able to successfully implement these plans.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this Item.

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Balance Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Balance Labs, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s accumulated deficit and stockholders deficit, as well as its working capital deficit and net capital deficiency, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/M&K CPAS, PLLC

PCAOB Firm ID is 2738

We have served as the Company’s auditor since 2024

The Woodlands, TX

April 10, 2026

Balance Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS

Current Assets
Cash and cash equivalents	$358,975	13,199
Marketable securities - related party	38,531	82,376

Total Current Assets	397,506	95,575

Total Assets	397,506	95,575

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	359,380	1,718,922
Accounts payable - related party	926,659	911,659
Short-term advances - related party	18,000	1,731,058
Convertible notes payable - related party, net of debt discount	-	173,192
Derivative liability	1,944,806	-
Convertible note payable - net of debt discount	25,000	525,000
Notes payable - related party	500,000	106,850

Total Current Liabilities	3,773,845	5,166,681

Total Liabilities	3,773,845	5,166,681

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock ($0.0001 par; 50,000,000 auth; none issued)	-	-
Common stock, $0.0001 par value: authorized 500,000,000, 46,852,319 and 21,674,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	4,685	2,167
Additional paid-in capital	34,270,622	810,048
Accumulated deficit	(37,651,646)	(5,883,321)

Total Stockholders’ Deficit	(3,376,339)	(5,071,106)

Total Liabilities and Stockholders’ Deficit	397,506	95,575

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Revenues	$6,000	$-

Costs and expenses
General and administrative expenses	18,798	13,647
Professional fees	199,042	71,634
Salaries and wages	12,893,767	186,004
Total operating expenses	13,111,607	271,285

Loss from operations	(13,105,607)	(271,285)

Other income (expense)
Unrealized loss on marketable securities	(43,845)	(25,536)
Interest expense	(205,900)	(231,402)
Gain on settlement of accounts payable	127,579	-
Loss on settlement of debt	(16,595,746)
Gain (loss) on derivative	(3,425,796)	-
Gain (loss) on remeasurement of derivative	1,480,990	-

Total other expense - net	(18,662,718)	(256,938)

Net loss	$(31,768,325)	$(528,223)

Net loss attributable to the Company	$(31,768,325)	$(528,223)

Net loss per share - basic	$(1.23)	$(0.02)
Net loss per share - diluted	$(1.23)	$(0.02)
Weighted average shares - basic	25,723,927	21,674,000
Weighted average shares - diluted	25,723,927	21,674,000

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)

For the Year Ended December 31, 2024:
Balance, December 31, 2023	21,674,000	$2,167	$810,048	$(5,355,098)	$(4,542,883)
Net loss	-	-	-	(528,223)	(528,223)

Balance, December 31, 2024	21,674,000	2,167	$810,048	$(5,883,321)	$(5,071,106)

For the Year Ended December 31, 2025:
Balance, December 31, 2024	21,674,000	$2,167	$810,048	$(5,883,321)	$(5,071,106)
Shares issued for services/compensation	8,510,531	851	12,699,548	-	12,700,399
Shares issued for debt conversion	16,667,788	1,667	20,761,026	-	20,762,693
Net loss	-	-	-	(31,768,325)	(31,768,325)

Balance, December 31, 2025	46,852,319	$4,685	$34,270,622	$(37,651,646)	$(3,376,339)

The accompanying notes are an integral part of the consolidated financial statements

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Operating Activities
Net Loss	$(31,768,325)	$(528,223)

Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation (non-cash)	12,700,399	-
Unrealized loss on marketable securities	43,845	25,536
Amortization of debt discount	-	8,504
Gain on settlement of accounts payable	(127,579)	-
Loss on settlement of debt (non-cash)	16,595,746	-
Loss (gain) on remeasurement of derivative	(1,480,990)	-
Loss (gain) on derivative	3,425,796	-

Changes in operating assets and liabilities
Accounts payable and accrued expenses	354,084	337,073

Net cash used in operating activities	(257,024)	(157,110)

Investing Activities
Net cash provided by investing activities	-	-

Financing Activities
Proceeds from short-term advances - related parties	84,800	57,500
Proceeds from note – related parties	518,000	-

Net cash provided by financing activities	602,800	57,500

Net change in cash	345,776	(99,610)

Cash and cash equivalents - beginning of period	$13,199	$112,809

Cash and cash equivalents - end of period	358,975	13,199

Supplemental disclosure of non-cash activities
Conversion of debt to equity (principal + accrued interest)	$4,167,005	$-
Cash paid for interest	-	-
Cash paid for income tax	-	-

The accompanying notes are an integral part of the consolidated financial statements

Note 1. Business Organization and Nature of Operations

Balance Labs, Inc. was incorporated in Delaware on June 5, 2014. The Company is a digital asset advisory firm providing consulting services to institutions navigating the digital asset economy.

Note 2. Going Concern

The Company has an accumulated deficit of $(37,651,646) and stockholders deficit of $(3,376,339) at December 31, 2025. The Company reported a net loss of $31,768,325 for the year ended December 31, 2025. These conditions, as well as the Company’s working capital deficit and net capital deficiency, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon obtaining additional capital through equity or debt financings and generating revenue from its advisory services.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2025 and 2024, the Company had no cash equivalents. Cash balances were $358,975 and $13,199 at December 31, 2025 and 2024, respectively.

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

The Company recognizes consulting income when the services are performed, and performance obligations are satisfied over time or point of time. The Company generated $6,000 in revenue during the fourth quarter of 2025 from advisory services. No revenue was generated in 2024.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2025. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2021, 2022, 2023, and 2024 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Marketable Securities

The Company accounts for marketable equity securities under ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Under this guidance, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value, with changes in fair value recognized in net income.

The Company accounts for its investment in NextNRG Inc. (formerly known as EZFill Holdings, Inc.), which was registered pursuant to an S-1 Registration Statement declared effective on September 14, 2021, as an equity security measured at fair value. Accordingly, unrealized gains and losses on this investment for the years ended December 31, 2025 and 2024 have been recognized in Other Income.

At December 31, 2025, the Company owned 26,573 shares of NextNRG Inc., with a fair value of $38,531 (approximately $1.45 per share), which is reported on the balance sheet as Marketable securities – related party. The Company recognized an unrealized loss of $43,845 on this investment during 2025.

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

The Company holds one investment as of December 31, 2025, and one investment as of December 31, 2024.

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

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Revenue	$6,000	-

Reconciliation of revenue:
Less: Cost of goods sold	-	-
Segment gross profit	$6,000	-

Less:
Salaries and wages	12,893,767	186,004
Professional fees	199,042	71,634
Other segment items(1)	18,798	13,647
Segment net loss	$(13,105,607)	$(271,285)

Reconciliation of loss:
Other income (expense), net	(18,662,718)	(256,938)
Loss before income taxes	$(31,768,325)	$(528,223)

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the twelve months ended December 31, 2025, and December 31, 2024, advertising, marketing, and promotion expense was $0 and $4,969, respectively.

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

Depreciation expense for the year ended December 31, 2025 and 2024 totaled $0 and $0 respectively. There were no additions during the year ended December 31, 2025 and 2024 respectively.

Property and equipment as of December 31, 2025, and December 31, 2024 consisted of the following:

	December 31, 2025	December 31, 2024

Website	$-	$1,336
Computer equipment & Software	5,358	5,358
Furniture	802	4,622
Total	6,160	11,316
Less Accumulated Depreciation	(6,160)	(11,316)
Property and Equipment, net	$-	$-

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

As of December 31, 2025, the Company had both Level 1 assets and a Level 3 liability measured at fair value on a recurring basis. The Level 3 liability relates to the derivative feature embedded in the Chief Executive Officer’s employment agreement, which provides anti-dilution protection until the Company raises an aggregate of $1 billion in total capital. The derivative liability was valued using a Monte Carlo simulation model incorporating assumptions regarding the timing and probability of future financing events and is remeasured at fair value each reporting period, with changes recognized in other income (expense).

The following table presents certain assets of the Company’s measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2025.

Schedule of Fair Value - December 31, 2025

	Total	Level 1	Level 2	Level 3
Assets
Fair-value - equity securities	38,531	38,531	-	-
Total Assets measured at fair value	38,531	38,531	-	-

Liabilities
Derivative liability	1,944,806	-	-	1,944,806
Total Liabilities measured at fair value	1,944,806	-	-	1,944,806

Schedule of Fair Value - December 31, 2024

	Total	Level 1	Level 2	Level 3
Fair-value - equity securities	82,376	82,376	-	-
Total Assets measured at fair value	82,376	82,376	-	-

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

During 2025, the Company recognized stock-based compensation expense of $12,700,399. This includes the fair value of 780,264 shares granted to Alan Campbell as CEO under his employment agreement, which vest ratably over a three-year period and are valued at the grant date fair value of $2.80 per share. The Company also issued 6,823,847 shares to other employees and service providers for services and equity awards, valued using the closing stock price on the date of issuance. These issuances, together with the Company’s debt-to-equity conversion in November 2025, triggered an anti-dilution provision in Mr. Campbell’s employment agreement, resulting in the issuance of an additional 906,420 shares to Mr. Campbell at $1.57 per share, which were expensed upon issuance.

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

The derivative liability was initially measured at fair value on the grant date using a Monte Carlo simulation model, which captures the probability and timing of future financing events and the corresponding adjustments required under the agreement. The derivative is remeasured at fair value at each reporting date, with changes in fair value recognized in the Company’s consolidated statements of operations within other income (expense).

The derivative was initially recorded at $3,425,796 upon the CEO appointment in August 2025. As of December 31, 2025, the derivative liability was remeasured at $1,944,806, resulting in a gain on the change in fair value of $1,480,990 for the year ended December 31, 2025.

Under the terms of the employment agreement, the anti-dilution feature is eliminated upon termination of Mr. Campbell’s employment. As a result, the associated derivative liability would be extinguished upon such termination, and any remaining carrying value would be recognized as a gain on extinguishment at that time.

Investments

On January 29, 2021, the Company received 20% ownership of Pharmacy No, 27, Ltd, a company based in Israel, as part of a Note Receivable from a third party. As of December 31, 2025 and 2024, the investment has a fair value of $0, based upon the quoted closing trading price and it is recorded on our consolidated balance sheet using the equity method. During each twelve months ended December 31, 2025 and 2024 the Company recorded $0 of unrealized loss from this investment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2025 and 2024, the carrying value of marketable securities was $38,531 and $82,376, respectively. The securities are included in the Marketable securities – Related Party on the consolidated balance sheets, which consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB).

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Balance Labs LLC. Balance Labs LLC is used to conduct certain operating activities of the Company, including the processing of payroll and payment of operating expenses.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. The weighted average shares outstanding reflect the impact of issuances during the period, including shares issued in connection with equity awards granted in August 2025, which were included on a time-weighted basis from the date of issuance through the end of the period.

For the years ended December 31, 2025 and 2024, the weighted average number of common shares outstanding was 25,723,927 and 21,674,000, respectively.

There is a potentially dilutive effect from 50,000 and 4,218,372 shares from convertible notes payable for the years ended December 31, 2025 and 2024, respectively, and no outstanding warrants as of December 31, 2025 and 2024. However, these potentially dilutive securities are anti-dilutive due to the net loss in both 2025 and 2024 and, accordingly, are excluded from the computation of diluted net loss per share.

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

Note 4. Stockholders Deficit

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock, with a par value of $0.0001 per share. No shares of preferred stock were issued or outstanding as of December 31, 2025 or December 31, 2024. At December 31, 2025, 46,852,319 shares of common stock were outstanding (including 16,667,788 shares issued in November 2025 from the debt-to-equity conversion). At December 31, 2024, 21,674,000 shares of common stock were outstanding.

During 2025, the Company issued 780,264 shares to its CEO under an employment agreement and 6,823,847 shares to other employees and service providers for equity awards and services rendered. An additional 906,420 shares were issued to the CEO pursuant to an anti-dilution provision described in Note 11. The Company also issued 16,667,788 shares on November 5, 2025 in connection with the conversion of debt principal and accrued interest totaling $4,167,005 into common stock (see Note 8).

Additional paid-in capital increased from $810,048 at December 31, 2024 to $34,270,622 at December 31, 2025, reflecting stock-based compensation and debt-to-equity conversion activity.

Note 5. Note Receivable

On September 3, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party in the principal amount of $22,000 which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. As of December 31, 2024, this receivable is fully reserved against. For the twelve months ended December 31, 2025 and 2024, the Company recorded $0 and $0, respectively, of interest income in relation to this note.

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

Note 6. Related Party Transactions

As of December 31, 2025 and December 31, 2024, the Company had related party accounts payable of $926,659 owed to Michael Farkas, the Company’s Chairman (formerly President and Chief Executive Officer). This amount relates to consulting services provided to the Company from 2015 through 2022, for which payment has not yet been made. The balance is non-interest bearing and does not have fixed repayment terms.

The Company and Mr. Farkas intend to formalize the terms of this obligation. The Company expects to resolve the outstanding balance through one or a combination of cash repayment, conversion to equity, or other mutually agreed arrangements. The timing and structure of such resolution will be determined based on the Company’s capital resources and strategic objectives.

The Company’s Chairman earned $10,000 per month under a consulting agreement effective from October 31, 2023 through August 31, 2025. The Company recorded compensation expense of $80,000 and $120,000 within general and administrative expenses — related parties for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and December 31, 2024, $230,000 and $180,000, respectively, of compensation was unpaid and included in accounts payable — related party on the consolidated balance sheets.

Notes Payable — Related Party

During 2016, 2017, and 2019, Balance Group LLC loaned an aggregate of $66,850 to the Company. On October 3, 2019, the Company received $40,000 from The Sammy Farkas Foundation Inc. (the “Foundation”) in exchange for a promissory note bearing 12% interest per annum. Both the Balance Group LLC notes and the Foundation note were in default prior to their conversion. On November 5, 2025, all of these balances, together with accrued interest, were converted into shares of common stock as part of the comprehensive debt-to-equity conversion described in Note 8.

During 2025, the Company received $500,000 in financing from The Farkas Group, Inc., a related party, consisting of a $250,000 promissory note dated November 3, 2025 and a $250,000 promissory note dated November 11, 2025. Both notes bear interest at 8% per annum and mature six months from the date of issuance. Additionally, the Company received a $18,000 promissory note from Michael Farkas, the Chairman, dated October 14, 2025 bearing an interest rate of 18% per annum maturing twelve months from the date of issuance

	December 31, 2025	December 31, 2024
Balance Group LLC	$—	$66,850
The Foundation	—	40,000
Chairman Notes	18,000
The Farkas Group, Inc.	500,000	—
Total notes payable — related party	$518,000	$106,850

Convertible Notes Payable — Related Party

On September 30, 2016, Balance Group LLC loaned $120,000 to the Company as a convertible note payable at an interest rate of 10%, due October 1, 2017. On June 27, 2021, the Company received $50,000 from Michael D. Farkas in exchange for a convertible promissory note with a face value of $53,192, bearing 12% interest per annum, due June 27, 2022. Both notes were in default and were converted into shares of common stock on November 5, 2025 as part of the comprehensive debt-to-equity conversion described in Note 8.

	December 31, 2025	December 31, 2024
Balance Group LLC	$—	$120,000
Note payable from President	—	53,192
Total convertible NP — related party	$—	$173,192

Short-Term Advances — Related Party

As of December 31, 2024, the President and companies controlled by the President had loaned the Company a total of $1,731,058 in short-term advances carrying interest rates of 8%, 10%, and 18%, maturing one year and one day from the date of each loan. During 2025, the Company received an additional $84,800 in advances from Michael Farkas consisting of 11 individual notes. On November 5, 2025, $1,797,858 of these advances, together with accrued interest, were converted into shares of common stock. The $18,000 note remains outstanding at December 31, 2025 and is classified as short-term advances — related party on the consolidated balance sheet.

Summary of Related Party Notes and Accrued Interest

The following table summarizes all related party notes, including principal balances and accrued interest as of December 31, 2025:

Loan Source	Principal	Accrued Interest	Balance Sheet Classification
The Farkas Group, Inc.	$500,000	$5,918	Notes payable — related party
Chairman Notes	18,000	692	Short-term advances — related party
Total	$518,000	$6,610

As of December 31, 2024, prior to the debt-to-equity conversion, related party notes and accrued interest were as follows:

Loan Source	Principal	Accrued Interest	Balance Sheet Classification
Balance Group LLC (NP)	$66,850	$42,488	Notes payable — related party
The Foundation	40,000	28,051	Notes payable — related party
Chairman Loans	1,731,058	746,726	Short-term advances — related party
Balance Group LLC (Conv)	120,000	99,091	Convertible NP — related party
Chairman (Conv)	53,192	22,419	Convertible NP — related party
Total	$2,011,100	$938,775

Related Party Interest Expense

The following related party notes recognized interest expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Balance Group LLC	$14,639	$17,380
The Foundation	4,063	4,804
Chairman Loans	131,010	136,272
Convertible Note — Chairman	5,386	6,389
The Farkas Group (new notes)	5,918	—
Michael Farkas (new notes)	692	—
Total related party interest expense	$161,708	$164,845

Employment Agreements

On August 22, 2025, the Company entered into an employment agreement with Alan Campbell upon his appointment as Chief Executive Officer. The agreement provides for an annual salary of $350,000 and an initial equity grant of 780,264 shares of common stock representing 3.6% of fully diluted common stock. The shares vest over a three-year period, with one-third vesting on each anniversary of the issuance date, subject to continued service. The total grant-date fair value was $2,184,739, which is being recognized as stock-based compensation expense over the vesting term using the graded vesting method. The agreement also contains an anti-dilution provision that resulted in a derivative liability (see Note 11).

In connection with the debt-to-equity conversion completed on November 5, 2025 (see Note 7 and 8) and other equity issuances, the anti-dilution provision was triggered, resulting in the issuance of an additional 906,420 shares of common stock to Mr. Campbell to maintain his proportional ownership interest. These shares were valued at $1.57 per share (the closing price on the date of issuance), resulting in stock-based compensation expense of $1,423,079. In total, 1,686,684 shares of common stock were issued to Mr. Campbell during the year ended December 31, 2025.

The following table summarizes the expected recognition of stock-based compensation expense related to Mr. Campbell’s equity grant over the vesting term:

Tranche	Vesting Date	2025	2026	2027	2028	Total
Tranche 1 (260,088 shares)	Aug 22, 2026	$261,371	$466,876	—	—	$728,247
Tranche 2 (260,088 shares)	Aug 22, 2027	$130,685	$364,123	$233,438	—	$728,246
Tranche 3 (260,088 shares)	Aug 22, 2028	$87,044	$242,527	$242,527	$156,148	$728,246
Total		$479,100	$1,073,526	$475,965	$156,148	$2,184,739

During the year ended December 31, 2025, a total of 1,686,684 shares of common stock were issued to Mr. Campbell, consisting of 780,264 shares under the employment agreement and 906,420 shares under the anti-dilution provision. The Company recognized total stock-based compensation expense of $1,902,179 attributable to Mr. Campbell, comprising $479,100 related to the graded vesting of the employment agreement equity grant and $1,423,079 related to the additional shares issued under the anti-dilution provision. As of December 31, 2025, there was $1,705,639 of unrecognized compensation cost related to the equity grant, which is expected to be recognized over a weighted-average period of approximately 2.3 years. All other employment agreements do not have anti-dilutive features.

Note 7. Convertible Notes and Notes Payable

On December 23, 2015, the Company issued a convertible note payable to Chase Mortgage, Inc., not a related party, for $25,000, at an interest rate of 8%, due on December 23, 2018. The note also included 100,000 warrants at an exercise price of $1 per share, which expired on December 23, 2020. The note is convertible at the holder’s discretion into the Company’s common stock at a price of $0.50 per share. The note has matured and is in default, which triggered an increased interest rate of 18%. The accrued interest balance on this note as of December 31, 2025, is $12,003, and the note is recorded under convertible note payable in the liabilities section of the balance sheet. As of December 31, 2025, the note maintains a balance of $25,000.

On April 1, 2016, the Company received $500,000 from Newell Trading Group in exchange for a convertible debenture due April 2, 2017 bearing interest at 10% and convertible into common stock at $0.25 per share unless the note is paid by the Company prior to the election of the holder to convert. The Company recognized a beneficial conversion feature expense of $500,000 that has been fully amortized. On October 3, 2019, Newell Trading Group assigned its rights and interests in its $500,000 convertible debenture to the Sammy Farkas Foundation Inc., (the “Foundation”), a related party. The convertible note payable, net of debt discount of $0 and $0 as of December 31, 2025 and December 31, 2024 of $500,000 and $500,000, respectively was recorded under current liability on the balance sheet and no additional debt discount adjustment is required upon adoption of ASU 2020-06.

The Foundation then entered into an agreement with the Company to extend the maturity date of the convertible debenture to October 10, 2024 in exchange for 54,000 shares of the Company’s stock. The shares have a fair value of $56,700 which was recorded as a debt discount and was being amortized over the life of the extension. On November 11, 2019, The Sammy Farkas Foundation transferred all the rights and interests of the note to another party, 16th Avenue Associates, a non-related party company. The terms remain the same and the transfer has no effect on the financial statements. During the years ended December 31, 2025 and 2024, the Company amortized $0 and $0, respectively of debt discount.

On November 5, 2025, 16th Avenue Associates elected to convert the full outstanding principal balance of $500,000, together with all accrued interest of $480,000, into shares for $0.25 per share. As a result, the convertible note payable to 16th Avenue Associates was reduced to $0 as of December 31, 2025. No gain or loss was recorded due to the conversion. The conversion was recorded as an increase to additional paid-in capital and a corresponding elimination of the convertible note payable and related accrued interest. As of the date of this report, this note has been fully settled through conversion.

	December 31, 2025	December 31, 2024
16th Avenue Associates	$-	$500,000
Chase Mortgage, Inc.	25,000	25,000
Debt discount	-	-
Convertible note payable	$25,000	$525,000

The details of convertible notes payable, including accrued interest as of December 31, 2025, were as follows:

Loan Source	Loan Amount	Accrued Interest (as of December 31, 2025)	Balance Sheet Classification
Chase Mortgage, Inc.	$25,000	$12,003	Convertible note payable
16th Avenue Associates	$-	$-	Converted 11/5/2025
Total	$25,000	$12,003

The following non-related party convertible notes accrued interest for the years ended December 31, 2025 and 2024:

Year ended December 31, 2025:

● Chase Mortgage, Inc.: $6,500

● 16th Avenue Associates: $46,986

● Total Recognized Interest Expense: $53,486

Year ended December 31, 2024:

● Chase Mortgage, Inc.: $5,521

● 16th Avenue Associates: $50,137

● Total Recognized Interest Expense: $55,658

Note 8. Debt Conversion

On November 5, 2025, all outstanding notes payable to related parties, together with accrued interest thereon, were converted into shares of the Company’s common stock at a conversion price of $0.25 per share. A total of $2,595,900 in principal and $1,571,105 in accrued interest, aggregating $4,167,005, was converted into 16,667,788 shares of common stock. The closing market price of the Company’s common stock on the conversion date was $1.57 per share.

The converted notes included both convertible and non-convertible instruments. 16th Ave Associates, LLC held a convertible note with a contractual conversion price of $0.25 per share, equal to the actual conversion price; accordingly, no gain or loss was recognized on that conversion. Balance Group, LLC and Michael Farkas each held convertible notes with original contractual conversion prices of $1.00 and $0.70 per share, respectively, which were converted at $0.25 per share. All remaining notes were non-convertible debt that was converted to equity at $0.25 per share.

Loss on Settlement of Debt

For non-convertible notes, the fair value of the shares issued was measured at the closing market price of $1.57 per share on the conversion date, and the loss on settlement was calculated as the excess of the fair value of shares issued over the carrying amount of the debt extinguished. For previously-convertible notes that were converted at $0.25 per share rather than at their higher original contractual rates, the incremental shares issued beyond what the original conversion terms would have required were measured at the market price of $1.57 per share.

The Company recognized a total loss on settlement of debt of $16,595,746, comprising $15,188,918 attributable to non-convertible notes and $1,406,828 attributable to previously-convertible notes converted at the lower $0.25 per share price. The following table summarizes the debt converted on November 5, 2025:

	Principal	Interest Expense 2025	Total Debt Converted
Sammy Farkas Foundation	$40,000	$32,114	$72,114
Balance Group, LLC	186,850	156,265	343,115
Shilo Holdings LLC	4,700	3,319	8,019
Michael Farkas	578,700	295,538	874,238
The Farkas Group	1,285,650	603,869	1,889,519
16th Ave Associates	500,000	480,000	980,000
Total converted	$2,595,900	$1,571,105	$4,167,005

The loss on settlement of debt is entirely non-cash in nature. The conversion eliminated $4,167,005 of debt and accrued interest from the Company’s balance sheet, representing a one-time balance sheet restructuring event that significantly strengthened the Company’s equity position. No cash was paid in connection with the conversions, and no additional shares beyond the 16,667,788 contractually required at $0.25 per share were issued.

Note 9. Commitments and Contingencies

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

The Company has no material commitments or contingencies at December 31, 2025.

Note 10. Other Income Settlement of Accounts Payable

The Company recognized a gain of $127,579 during the year ended December 31, 2025 from the settlement of accounts payable related to prior legal service obligations. The settlement was completed at a favorable discount to the original obligation.

Note 11. Derivative Liability

On August 22, 2025, the Company recorded a derivative liability of $3,425,796 related to an anti-dilution provision in the CEO employment agreement. This provision protects the CEO from ownership dilution below 3.6% fully diluted.

The derivative liability was remeasured at December 31, 2025 using a Monte Carlo simulation (Level 3 measurement). The change in fair value of the derivative resulted in a gain of $1,480,990 for the year ended December 31, 2025.

The following table summarizes the activity of the derivative liability for the year ended December 31, 2025:

Balance, December 31, 2024	$—
Initial recognition upon grant of shares	3,425,796
Change in fair value (revaluation gain)	(1,480,990)
Balance, December 31, 2025	$1,944,806

The fair value of the derivative liability was estimated using a Monte Carlo simulation model with the following key inputs and assumptions:

	August 22, 2025 (Initial)	December 31, 2025 (Remeasurement)
Stock price	$2.80	$1.55
Exercise/threshold ownership percentage	3.6%	3.6%
Expected volatility	238% annualized	280% annualized
Risk-free interest rate	4.3%	4.3%
Expected term (years)	3	2.7
Number of simulations	300,000 paths per run	300,000 paths per run

The expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the valuation date for maturities consistent with the expected term.

The derivative liability will continue to be remeasured at fair value at each reporting period until the underlying obligation is settled or the anti-dilution provision expires.

Note 12 – Income Tax

The Company has the following net deferred tax asset:

	As of December 31, 2025	As of December 31, 2024
Temporary Differences	$-	$255,138
Unrealized gains	(39,172)	128,077
Loss on settlement	(5,161,277)
Stock based compensation	(3,949,824)	-
Impairment losses on investment	8,505	311,280
Net operating loss carryforward	10,408,048	546,705
Total gross deferred tax assets	1,266,280	1,241,199
Less: Valuation Allowances	(1,266,280)	(1,241,199)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year ended December 31, 2025	For the Year ended December 31, 2024

Expected federal statutory rate	(21.00)%	(21.00)%
State Effect on tax rate, net of federal benefit	(4.35)%	(4.35)%
Permanent differences	(5.75)%	(5.75)%
Change in valuation allowance	31.10%	31.10%

Income tax provision (benefit)	-	-

As of December 31, 2025, the Company had approximately $10,408,000 of federal and state net operating loss carryovers (“NOLs”). From this amount, $711,000 expire after 20 years, and can be carried back 2 years, according to the old tax law, while $9,697,000 can be carried forward indefinitely and cannot be carried back, in accordance with the new tax rules. The valuation allowance increased by approximately $9,861,000 for the year ended December 31, 2025, and increased by approximately $164,000 for the year ended December 31, 2024.

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

Note 13. Subsequent Events

Subsequent to December 31, 2025, the following events occurred:

On February 6, 2026, the Board of Directors appointed Alexander Farkas as President and Chief Operating Officer of the Company, effective February 9, 2026. Mr. Farkas is eligible to receive an annual base salary of $120,000. Upon meeting pre-determined annual Key Performance Indicators, Mr. Farkas will have a target bonus of 65% of his base salary, with a maximum bonus of up to 125% of base salary, payable in cash or shares at Mr. Farkas’s election. The employment has an initial term of two years with automatic two-year renewals. Mr. Farkas is the son of Michael D. Farkas, the Company’s Chairman.

The Company recognized approximately $40,000 in advisory revenue during the first quarter of fiscal year 2026.

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

(b) Management’s Report on Internal Control over Financial Reporting

This Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions
Michael D. Farkas	53	Chairman of the Board
Alan Campbell	49	Chief Executive Officer
Alexander Farkas	24	President and Chief Operating Officer
Joel Kleiner	37	Chief Financial Officer

Michael D. Farkas, Chairman of the Board

Mr. Farkas has served as the Chief Executive Officer and Member of the Board of Directors of Blink Charging, Inc. since 2010. Mr. Farkas is the founder and manager of The Farkas Group, a privately held investment firm. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, a broker-dealer, has successfully raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail.

Alan Campbell, Chief Executive Officer

Mr. Campbell has served as Chief Executive Officer of the Company since August 2025. Mr. Campbell has held senior leadership roles at CoinDesk Indices and Bloomberg L.P. Most recently, from March 2022 to May 2025, he served as President of CoinDesk Indices, a subsidiary of Bullish, Inc. (NYSE: BLSH), responsible for creating and implementing the company’s strategic direction. Previously, at Bloomberg L.P. from 2000 to 2022, he developed Bloomberg’s index business and most recently served as Global Product Manager from January 2009 to March 2022, overseeing strategy and P&L for equity, commodity, multi-asset, and digital asset indices. He also served as Global Business Manager supporting the CEO on special projects and Global Data Manager in London, leading analyst teams. Mr. Campbell holds a Bachelor’s degree in European Business & Languages from Glasgow Caledonian University, including a year at Pforzheim University in Germany.

Alex Farkas, President and Chief Operating Officer

Mr. Farkas, 24, began his career working with Blink Charging (Nasdaq: BLNK), assisting with EV charger design, sales and deployment. He later served in the Special Forces Engineering Division of the Israel Defense Forces, gaining technical and operational experience that informs his approach to structured, rules-based business operations. Following his military service, Mr. Farkas founded a private investment fund and subsequently became a registered representative at Farkas Capital, a licensed broker/dealer, where he gained exposure to capital markets and digital assets. During this period he also raised capital for NextNRG’s (Nasdaq: NXXT) solar-energy projects, adding to his experience in emerging-technology infrastructure and capital formation. Mr. Farkas’s background in energy systems, early-stage investing, and digital-asset markets aligns with the Company’s mission to operate a disciplined, transparent, multi-line digital-asset operating business.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Family Relationships

Our Chairman Michael D. Farkas is the father of Alexander Farkas, who was appointed President and Chief Operating Officer effective February 9, 2026

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

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer. The Company recognizes the importance of establishing formal standards of conduct and is committed to adopting a Code of Ethics as it continues to scale its operations.

Committees of the Board

The Company has not established any committees of the Board.

Board Meetings and Attendance

The Board did not hold any formal meetings during 2025. All actions requiring Board approval were taken by unanimous written consent in lieu of meetings. The Company does not maintain a formal policy regarding director attendance at the annual meeting of stockholders.

Insider Trading Policies and Procedures

We do not currently maintain formal insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees. Given the Company’s current size, limited personnel, and relatively limited public float, the Company has not previously adopted a formal policy.

The Company recognizes the importance of maintaining policies designed to promote compliance with applicable insider trading laws, rules, and regulations and is committed to adopting a formal insider trading policy as the Company continues to scale its operations.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers and directors paid by us during the years ended December 31, 2025 and December 31, 2024.

SUMMARY COMPENSATION TABLE

						Non- Equity Incentive	Non- Qualified Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)*	($)	($)	($)	($)	($)
Michael D. Farkas	2025	$80,000	$-	$-	$-	$-	$-	$-	$80,000
Chairman	2024	$120,000	$-	$-	$-	$-	$-	$-	$120,000

Alan Campbell	2025	$40,385	$-	$1,902,179	$-	$-	$-	$-	$1,942,564
	2024	$-	$-	$-	$-	$-	$-	$-	$-
Joel Kleiner	2025	$24,000	$-	$735,581	$-	$-	$-	$-	$759,581
CFO	2024	$10,246	$-	$-	$-	$-	$-	$-	$10,246
Alexander Farkas	2025	$-	$-	$4,634,163	$-	$-	$-	$-	$4,634,163
Chief Operating Officer, President	2024	$-	$-	$-	$-	$-	$-	$-	$-

*Stock Award expense is calculated as 468,523 shares issued to Joel Kleiner and 2,951,696 shares issued to Alexander Farkas at a price of $1.57 per share, the closing price on the date of issuance.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the years ended December 31, 2025 and December 31, 2024.

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

Under the terms of the employment agreement entered into between the Company and Mr. Campbell (the “CEO Employment Agreement”) on August 22, 2025 (the “Effective Date”), Mr. Campbell became eligible to receive an annual base salary of $350,000, and subject to annual review, the base salary may be increased, but not decreased, at the Company’s discretion. In addition, Mr. Campbell is eligible to receive an annual performance bonus with an aggregate annual target of 65% of his base salary based upon the assessment of Mr. Campbell’s performance and attainment of targeted goals as set by the Board, subject to potential increase by the Board (the “Target Bonus”). On the Effective Date, Mr. Campbell will receive a one-time equity award with an aggregate value equal to 3.6% of the Company’s total issued and outstanding shares, which shall vest in equal parts annually over a three-year period, assuming Mr. Campbell’s continued employment by the Company through each such date, subject to the terms of the applicable award agreement. Mr. Campbell is required to maintain a minimum ownership of 3.6% of the Company’s total issued and outstanding shares on a fully diluted basis until such time that the Company has raised a threshold aggregate of $1,000,000,000 in total capital, which shall be subject to anti-dilution protections in the event of a dilutive issuance prior to reaching such threshold. Mr. Campbell is eligible to receive all other benefits offered to senior executives of the Company under the Company’s benefit practices and plans.

The CEO Employment Agreement has an initial term of two years and will automatically renew for successive two-year terms unless either the Company or Mr. Campbell provides at least 90 days’ written notice that the Company or Mr. Campbell, as the case may be, wishes to terminate the agreement. Mr. Campbell will be bound by standard restrictive covenants under the CEO Employment Agreement, including, among other terms, non-competition obligations.

Upon Mr. Campbell’s termination by the Company for Cause or Mr. Campbell’s resignation without Good Reason (each as defined in the CEO Employment Agreement), Mr. Campbell shall be entitled to any base salary, annual bonus from the prior year earned but not paid, and any vested benefits and unreimbursed business expenses (together, the “Accrued Obligations”). Upon termination other than for Cause or Mr. Campbell’s resignation for Good Reason, Mr. Campell shall receive the Accrued Obligations and shall be entitled to receive a lump sum cash severance equal to the sum of his base salary, plus 100% of the Target Bonus, a pro-rated annual bonus for the current year, acceleration of all of his unvested and outstanding equity time-based vesting awards (the “Equity Acceleration”), payment of COBRA premiums for up to 12 months, and six months of outplacement services. If the Company terminates Mr. Campbell’s employment within 12 months of when the Company enters into a definitive agreement for a transaction constituting a Change of Control event (as defined in the CEO Employment Agreement) other than for Cause or Mr. Campbell’s resignation for Good Reason, Mr. Campbell shall be entitled to receive a lump sum cash payment equal to 18 months of salary, plus 150% of the Target Bonus; a pro-rated annual bonus for the current year, the Equity Acceleration, payment of COBRA premiums for up to 12 months, and 12 months of outplacement services. Upon Mr. Campbell’s death or disability, Mr. Campell’s estate or beneficiaries shall receive six months of base salary continuation, a pro-rated Target Bonus, payment of COBRA premiums for up to 12 months, the Equity Acceleration, and (in the event of disability) any long-term disability benefits per the then in effect Company plans. In the event of a termination by the Company other than for Cause or Mr. Campbell’s resignation for Good Reason, Mr. Campbell shall only receive such compensation upon the execution of a customary mutual general release.

Under the terms of the President Offer Letter, Mr. Alex Farkas is eligible to receive an annual base salary of $120,000. In addition, Upon meeting pre-determined annual Key Performance Indicators (“KPIs”), Mr. Farkas will have a target bonus of 65% of his base salary and be eligible to receive a bonus amount of up to 125% of his then current base salary. Mr. Farkas will be able to elect to receive his bonus in shares of the Company’s common stock.

The employment of Mr. Farkas under the President Offer Letter has an initial term of two years and will automatically renew for successive two-year terms unless the Company provides at least 30 days’ written notice that the Company wishes to terminate the employment. In the event of a termination by the Company for Cause, as defined in the President Offer Letter, the Company may by written notice immediately terminate the employment and, in that event, the Company shall be obligated only to pay the compensation due to Mr. Farkas up to the date of termination. Upon Termination Without Cause by the Company or for Good Reason, as defined in the President Offer Letter, by Mr. Farkas, the Company will (i) continue payment of the Base Salary for 3 months and (ii) Mr. Farkas will be entitled to COBRA benefits until the earlier of (x) 3 months from the end of the month in which the employment was terminated or (y) eligibility for benefits with another employer.

Mr. Farkas will be bound by standard restrictive covenants under the President Offer Letter, including, among other terms, non-competition obligations.

Other than the above, we currently we do not have an employment agreement in place with our officers and directors.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar broad-based employee benefit plans have been adopted by the Company for the benefit of its employees. The severance-related benefits described above, including COBRA premium payments and outplacement services, are contractual obligations under the CEO Employment Agreement and do not represent ongoing company-sponsored benefit plans. The Company may, however, implement such long-term equity incentive or other benefit plans in the future.

For the year ended December 31, 2025, no member of the Board was paid any compensation for serving on the Board.

Clawback Policy

In November 2023, the Board adopted our Clawback Policy (the “Clawback Policy”), designed to comply with Rule 10D-1 of the Exchange Act, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The Clawback Policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainment of a financial reporting measure (as set forth in the Clawback Policy) is subject to recoupment.

Compensation Committee Interlocks and Insider Participation

The Company does not maintain a separate compensation committee. Accordingly, the Board performs the functions of a compensation committee and determines executive officer compensation.

During the fiscal year ended December 31, 2025, the Board consisted of Michael D. Farkas, Chairman of the Board, and, until her resignation as a member of the Board on December 12, 2025, Carmen Villegas. Mr. Farkas and, prior to her resignation on December 12, 2025, Ms. Villegas participated in deliberations of the Board concerning executive officer compensation.

Alan Campbell, the Company’s Chief Executive Officer, and Joel Kleiner, the Company’s Chief Financial Officer, are not members of the Board and did not participate in deliberations of the Board concerning executive officer compensation.

During the fiscal year ended December 31, 2025, none of the Company’s directors was an officer or employee of the Company other than Mr. Farkas, who served as Chairman, and Ms. Villegas, who served as Secretary until her resignation on December 12, 2025. None of the directors serving during the fiscal year had any relationship requiring disclosure under Item 404 of Regulation S-K.

During the fiscal year ended December 31, 2025, none of the Company’s executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board) of another entity, one of whose executive officers served on the Company’s Board. In addition, none of the Company’s executive officers served as a director of another entity, one of whose executive officers served on the Company’s Board. Accordingly, there were no compensation committee interlocks requiring disclosure.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our shares of common stock, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated, the address of all listed stockholders is c/o Balance Labs, Inc., 407 Lincoln Road, Suite 9F, Miami Beach, FL 33139.

Name	Number of Shares Beneficially Owned (3)(4)	Percent of Class (1)

Michael D. Farkas (2)	14,467,138	30.88%

Alan Campbell	1,686,684	3.60%

Alexander Farkas	2,951,696	6.30%

Joel Kleiner	468,523	1.00%

All Executive Officers and Directors as a group (4 individuals)	19,574,041	41.78%

5% or Greater Shareholders
Balance Holdings LLC (2)	11,888,889	25.38%

Shilo Holding Group LLC (2)	1,130,603	2.41%

The Sammy Farkas Foundation	5,902,456	12.60%

(1)	Based on 46,852,319 shares of common stock outstanding as of the date hereof.
(2)	Michael D. Farkas holds 11,888,889, 1,474 and 1,130,603 shares of common stock through Balance Holdings, LLC, Shilo Security Solutions, Inc, and Shilo Holding Group LLC, respectively, and 1,446,172 shares in his individual name.
(3)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(4)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

*Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2024, to which the Company has been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets, and in which any of the Company’s directors, executive officers, or holders of more than 5% of any class of voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

On February 6, 2026, the Company entered into an offer letter with Alexander Farkas in connection with his appointment as President and Chief Operating Officer, effective February 9, 2026. Under the offer letter, Mr. Farkas receives an annual base salary of $120,000 and is eligible for an annual target bonus of 65% of his base salary, with a maximum bonus of up to 125% of base salary, subject to Board-determined performance criteria. The offer letter has a two-year term and provides for certain severance payments and benefits upon a qualifying termination, as well as customary confidentiality, non-solicitation and related restrictive covenant obligations. Mr. Alexander Farkas is the son of Michael D. Farkas, the Company’s Chairman of the Board, and accordingly his employment arrangement constitutes a related person transaction.

Chairman Compensation. The Company’s Chairman, Michael D. Farkas, earned $10,000 per month under a consulting agreement effective from October 31, 2023 through August 31, 2025. The Company recorded compensation of $80,000 and $120,000 within general and administrative expenses — related parties for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and December 31, 2024, $230,000 and $180,000, respectively, of compensation was unpaid and included in accounts payable — related party on the consolidated balance sheets.

Accounts Payable — Related Party. As of December 31, 2025 and December 31, 2024, the Company had related party accounts payable of $926,659 owed to Michael Farkas relating to consulting services provided to the Company from 2015 through 2022. The terms of repayment have not been formally established and no interest has been accrued.

Debt-to-Equity Conversion. On November 5, 2025, the Company completed a comprehensive debt-to-equity conversion in which $2,595,900 of related party and third-party principal, together with $1,571,105 of accrued interest, was converted into 16,667,788 shares of common stock at a conversion price of $0.25 per share. The following related party obligations were extinguished in the conversion:

Balance Group LLC — Notes payable of $66,850 (originated 2016–2019, bearing interest at approximately 8%) and a convertible note payable of $120,000 (originated September 30, 2016, bearing interest at 10%). Accrued interest of approximately $155,000 was included in the conversion. Both notes were in default at the time of conversion.

The Sammy Farkas Foundation Inc. — Promissory note of $40,000 (originated October 3, 2019, bearing interest at 12% per annum). Accrued interest of approximately $32,000 was included in the conversion. The note was in default at the time of conversion. The Foundation had previously received its rights in a $500,000 convertible debenture originally issued to Newell Trading Group on April 1, 2016. On November 11, 2019, the Foundation transferred those rights to 16th Avenue Associates, a non-related party.

Michael Farkas and The Farkas Group, Inc. — Short-term advances totaling $1,815,858 (including $84,800 in advances received during 2025), a convertible promissory note of $53,192 (originated June 27, 2021, bearing interest at 12%), and various other loan obligations. These loans carried interest rates of 8%, 12%, and 18% and matured one year and one day from the date of each loan. The advances, convertible note, and related accrued interest were all included in the conversion. These obligations were in default at the time of conversion.

16th Avenue Associates (non-related party) — Convertible debenture of $500,000 (bearing interest at 10%, originally issued to Newell Trading Group in 2016 and subsequently assigned). Accrued interest of approximately $480,000 was included in the conversion.

New Financing — The Farkas Group, Inc. During 2025, the Company received $500,000 in new financing from The Farkas Group, Inc., consisting of a $250,000 promissory note dated November 3, 2025 and a $250,000 promissory note dated November 11, 2025. Both notes bear interest at 8% per annum and mature six months from the date of issuance. These notes remain outstanding at December 31, 2025.

Michael Farkas Note. On October 14, 2025, Michael Farkas issued an $18,000 promissory note to the Company bearing interest at 18% per annum and maturing one year from the date of issuance. This note remains outstanding at December 31, 2025 and is classified as short-term advances — related party on the consolidated balance sheet.

CEO Employment Agreement. On August 22, 2025, the Company entered into an employment agreement with Alan Campbell upon his appointment as Chief Executive Officer. The agreement provides for an annual salary of $350,000 and an initial equity grant of 780,264 shares of common stock representing 3.6% of fully diluted common stock, vesting over three years. The total grant-date fair value was $2,184,739. The agreement also contains an anti-dilution provision (see Notes 8 and 9 to the financial statements). Mr. Campbell is not a related party.

Investment in NextNRG Inc. At December 31, 2025, the Company owned 26,573 shares of NextNRG Inc. (formerly known as EZFill Holdings, Inc.) with a fair value of $38,531, reported on the balance sheet as Marketable securities — related party. The Company recorded an unrealized loss on marketable securities of $43,845 and $25,536 for the years ended December 31, 2025 and 2024, respectively. Michael Farkas, the Company’s Chairman, beneficially owns approximately 49% of the outstanding common stock of NextNRG Inc.

Director Independence. The Company’s common stock is not listed on a national securities exchange and, as such, is not subject to any director independence standards. No member of the Company’s Board of Directors is considered “independent” under applicable SEC rules or listing standards.

Item 14. Principal Accountant Fees and Services.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our consolidated financial statements and other professional services rendered by our independent registered public accounting firm, M&K CPAS, PLLC for the fiscal years 2024 and 2025.

	2025	2024

Audit Fees (1)	$41,500	$43,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$41,500	$43,000

1)	Audit Fees. These are fees for professional services for the audit of our annual consolidated financial statements, and for the review of the consolidated financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. In 2025, M&K audit fees were $41,500
2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s consolidated financial statements.
3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice and tax planning.
4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)	We have filed the following documents as part of this Annual Report:

1.	Consolidated Financial Statements

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

The following is a list of exhibits filed with this Annual Report incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Title
3.1	Certificate of Incorporation (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015)
3.2	By-laws (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015)
4.2	10% Convertible Debenture by and between the Company and Newel dated April 1, 2016 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.)
4.3	Warrant to Purchase Common Stock by and between the Company and Newel dated April 1, 2016 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.)
4.4	Description of Securities (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2022.)
4.5	Convertible Promissory Note dated June 28, 2021 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2021.)
10.1	Consulting Agreement between Michael Farkas and the Company dated February 6, 2015 (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015)
10.2	Service Agreement between Bang Holdings Corp. and the Company dated August 22, 2014 (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on March 24, 2015)
10.3	Form of Securities Purchase Agreement dated September 17, 2015, by and between Balance Labs, Inc. and certain investors (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.)
10.4	Investment Agreement by and between the Company and Newel dated April 1, 2016 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.)
10.5	Registration Rights Agreement by and between the Company and Newel dated April 1, 2016 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2016.)
10.6	Promissory Note between Four Acquisitions Tech LTD and Balance Labs, Inc. dated September 30, 2021 (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2022.)
10.7	Promissory Note between Four Acquisitions Tech Ltd. and Balance Labs, Inc. dated January 29, 2021 (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2022.)
10.8	Form of Promissory note (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2022.)
10.9	CEO Employment Agreement between Alan Campbell and Balance Labs, Inc. executed August 22, 2025 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 29, 2025.)
10.10	President Offer Letter, executed February 6, 2026 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 11, 2026.)
21.1	List of Subsidiaries (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on May 28, 2020.)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Balance Labs, Inc. Clawback Policy (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on April 15, 2024.)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2026.

BALANCE LABS, INC.

By:	/s/ Alan Campbell
Alan Campbell
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Campbell	Chief Executive Officer	April 10, 2026
Alan Campbell	(Principal Executive Officer)

/s/ Michael D. Farkas		April 10, 2026
Michael D. Farkas	Chairman of the Board

/s/ Joel Kleiner	Chief Financial Officer	April 10, 2026
Joel Kleiner	(Principal Financial Officer)

/s/ Alex Farkas	President and COO	April 10, 2026
Alex Farkas

