Form 10-Q
period 2026-03-31
Balance Labs, Inc.
filed 2026-05-15
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 15, 2026, there were 46,852,319 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC.

FORM 10-Q

1

Explanatory Note:

The registrant has filed reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months; however, the registrant is not currently subject to such filing requirements and is making this report on a voluntary basis.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$216,366	$358,975
Marketable securities — related party	10,629	38,531
Unbilled receivable	32,667	—
Total Current Assets	259,662	397,506

Total Assets	$259,662	$397,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$420,636	$359,380
Accounts payable — related party	926,659	926,659
Short-term advances — related party	18,000	18,000
Convertible note payable	25,000	25,000
Notes payable — related party	500,000	500,000
Derivative liability	1,238,750	1,944,806
Total Current Liabilities	3,129,045	3,773,845

Total Liabilities	3,129,045	3,773,845

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 46,852,319 and 46,852,319 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4,685	4,685
Additional paid-in capital	34,599,775	34,270,622
Accumulated deficit	(37,473,843)	(37,651,646)
Total Stockholders’ Deficit	(2,869,383)	(3,376,339)

Total Liabilities and Stockholders’ Deficit	$259,662	$397,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Revenue	$32,667	$—

Costs and expenses
General and administrative expenses	5,978	4,262
Professional fees	43,199	25,035
Salaries and wages	471,577	49,542
Total operating expenses	520,754	78,839

Loss from operations	(488,087)	(78,839)

Other income (expense)
Unrealized loss on marketable securities	(27,901)	1,594
Gain on remeasurement of derivative liability	706,056	—
Gain on settlement of accounts payable	—	127,579
Interest expense	(12,265)	(56,740)
Total other income (expense), net	665,890	72,433

Net income (loss)	$177,803	$(6,406)

Net income (loss) per share — basic	$0.00	$(0.00)
Net income (loss) per share — diluted	$0.00	$(0.00)

Weighted average shares outstanding — basic	46,852,319	21,674,000
Weighted average shares outstanding — diluted	46,918,311	25,950,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

For the Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	46,852,319	$4,685	$34,270,622	$(37,651,646)	$(3,376,339)
Stock-based compensation	—	—	329,153	—	329,153
Net income	—	—	—	177,803	177,803
Balance, March 31, 2026	46,852,319	$4,685	$34,599,775	$(37,473,843)	$(2,869,383)

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	21,674,000	$2,167	$810,048	$(5,883,321)	$(5,071,106)
Net loss	—	—	—	(6,406)	(6,406)
Balance, March 31, 2025	21,674,000	$2,167	$810,048	$(5,889,727)	$(5,077,512)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$177,803	$(6,406)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized loss (gain) on marketable securities	27,901	(1,594)
Gain on remeasurement of derivative liability	(706,056)	—
Gain on settlement of accounts payable	—	(127,579)
Stock-based compensation	329,153	—
Changes in operating assets and liabilities:
Increase in unbilled receivable	(32,667)	—
Increase in accounts payable and accrued expenses	61,257	70,575
Increase in accrued expenses — related party	—	42,345
Net cash used in operating activities	(142,609)	(22,659)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from short-term advances — related parties	—	12,500
Net cash provided by financing activities	—	12,500

Net change in cash	(142,609)	(10,159)
Cash at beginning of period	358,975	13,199
Cash at end of period	$216,366	$3,040

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Note 1 — Business Organization and Nature of Operations

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of March 31, 2026, and the unaudited consolidated results of its operations and cash flows for the three months ended March 31, 2026. The unaudited consolidated results of operations for the three months ended March 31, 2026, are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2025, which were filed with the Securities and Exchange Commission on April 10, 2026.

Note 2 — Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $142,609 of cash in operating activities during the three months ended March 31, 2026, and currently has $216,366 in cash as of March 31, 2026. Although the Company recognized net income of $177,803 for the three months ended March 31, 2026, that result was primarily attributable to a non-cash gain of $706,056 on remeasurement of the derivative liability. Excluding that non-cash item, the Company incurred a loss from operations of $488,087 for the three months ended March 31, 2026. Additionally, at March 31, 2026, the Company had an accumulated deficit of $37,473,843 and a working capital deficit of $2,869,383.

There is substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements were available to be issued. Without additional sources of debt or equity capital, the Company would potentially need to cease operations. Management plans to seek to raise additional capital within the next twelve months which, if obtained, management believes would support the Company’s operations for the next year. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. In addition, the Company expects to begin a marketing campaign to market and sell its services. There can be no assurance that such a plan will be successful.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At March 31, 2026 and December 31, 2025, the Company had $216,366 and $358,975, respectively, in cash and cash equivalents.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to the fair value of the derivative liability, stock-based compensation, depreciable lives of fixed assets, and deferred tax assets. Actual results could materially differ from those estimates.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounting Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the Company had $32,667 of unbilled receivable related to advisory services performed during the quarter.

Revenue Recognition

The Company accounts for its revenues under FASB ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer; (2) Identify the Performance Obligations in the Contract; (3) Determine the Transaction Price; (4) Allocate the Transaction Price to the Performance Obligations in the Contract; and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. The Company recognizes consulting income when the services are performed and performance obligations are satisfied over time or at a point in time.

During the three months ended March 31, 2026, the Company recognized $32,667 of consulting revenue from advisory services provided to an institutional client under a fixed-fee engagement letter pursuant to which the Company furnishes strategic guidance on the client’s digital asset adoption, treasury strategy, and related operational and market considerations. The Company identified the engagement as a single performance obligation comprising a series of distinct advisory services that the client simultaneously receives and consumes as the Company performs. Accordingly, revenue is recognized over time on a straight-line basis over the contractual service period, which management has determined is the measure that best depicts the transfer of services to the client. As of March 31, 2026, the entire $32,667 of revenue recognized during the period was unbilled and is presented as an unbilled receivable on the consolidated balance sheet; the Company expects to invoice and collect this amount during the second quarter of 2026. The Company had no other customers or revenue arrangements during the three months ended March 31, 2026.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company adopted the provisions of ASC Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of March 31, 2026. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2022, 2023, 2024, and 2025 tax returns remain open for audit for Federal and State taxing authorities. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Marketable Securities

The Company accounts for marketable equity securities under ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Under this guidance, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value, with changes in fair value recognized in net income. The Company accounts for its investment in NextNRG Inc. (formerly known as EZFill Holdings, Inc.) as an equity security measured at fair value. Accordingly, unrealized gains and losses on this investment for the three months ended March 31, 2026 and 2025 have been recognized in Other Income (Expense). At March 31, 2026, the Company owned 26,573 shares of NextNRG Inc. with a fair value of $10,629 (approximately $0.40 per share), reported on the balance sheet as Marketable securities — related party. The Company recognized an unrealized loss of $27,901 on this investment during the three months ended March 31, 2026.

Investments — Related Parties

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20–50% equity and is non-controlling, the investments are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into its consolidated financial statements herein. The Company holds one investment as of March 31, 2026 and one investment as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of March 31, 2026 and December 31, 2025, the carrying value of marketable securities was $10,629 and $38,531, respectively. The securities are included in Marketable securities — related party on the consolidated balance sheets and consist of common shares held in one (1) investment which currently is trading on the Over-the-Counter Bulletin Board (OTCBB).

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Balance Labs LLC. All intercompany balances and transactions have been eliminated in consolidation.

Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common share equivalents during the period. For the three months ended March 31, 2026, dilutive common share equivalents from convertible notes payable consisted of 65,992 shares (related to the Chase Mortgage convertible note). Unvested equity awards subject to service-based vesting that had not yet vested as of March 31, 2026 are not included in dilutive shares because their inclusion would have been anti-dilutive. For the three months ended March 31, 2025, potentially dilutive securities consisted of 4,276,100 shares from convertible notes payable, which were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date; for non-employees, the fair value of the award is generally re-measured on vesting dates and financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Awards granted to directors are treated on the same basis as awards granted to employees.

Derivative Liability

The Company accounts for the anti-dilution provision contained in the Chief Executive Officer’s August 2025 employment agreement as a derivative liability under ASC 815, Derivatives and Hedging. The derivative liability is initially recognized at fair value and is remeasured to fair value at each reporting date, with changes in fair value recorded in earnings as gain or loss on remeasurement of derivative liability. Fair value is estimated using a Monte Carlo simulation model. As of March 31, 2026 and December 31, 2025, the derivative liability was $1,238,750 and $1,944,806, respectively, resulting in a gain on remeasurement of $706,056 for the three months ended March 31, 2026. See Note 10.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities. We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

The following table presents certain assets of the Company measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2026:

	Total	Level 1	Level 2	Level 3
Fair value — equity securities	$10,629	$10,629	$—	$—
Total assets measured at fair value	$10,629	$10,629	$—	$—

The following table presents certain assets of the Company measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2025:

	Total	Level 1	Level 2	Level 3
Fair value — equity securities	$38,531	$38,531	$—	$—
Total assets measured at fair value	$38,531	$38,531	$—	$—

Property and Equipment

Property and equipment as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Computer equipment and software	$5,358	$5,358
Furniture	802	802
Total	6,160	6,160
Less: accumulated depreciation	(6,160)	(6,160)
Property and equipment, net	$—	$—

Depreciation expense for the three months ended March 31, 2026 and 2025 totaled $0 and $0, respectively. The fixed assets are fully depreciated.

Recently Issued Accounting Pronouncements

The Company has evaluated all new accounting standards that are in effect and may impact its unaudited condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 effective January 1, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

Note 4 — Stockholders’ Deficit

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001, and 50,000,000 shares of preferred stock, with a par value of $0.0001. As of March 31, 2026, the Company had 46,852,319 shares of common stock outstanding and 0 shares of preferred stock outstanding. There were no outstanding warrants as of March 31, 2026.

2025 Equity Issuances

On August 22, 2025, the Company issued 780,264 shares of common stock to Alan Campbell pursuant to his employment agreement in connection with his appointment as Chief Executive Officer.

In November 2025, the Company issued an aggregate of 16,667,788 shares of common stock upon the conversion of approximately $4,167,005 of outstanding principal and accrued interest under certain promissory notes and debentures. Because the fair market value of the Company’s common stock on the conversion date was $1.57 per share, the Company recognized a non-cash loss on settlement of debt of $16,595,746 in the year ended December 31, 2025, representing the difference between the fair value of the shares issued and the carrying value of the debt extinguished.

In November 2025, the Company also issued an aggregate of 7,730,267 shares of common stock to certain employees, executive officers, directors and consultants for services rendered and equity awards, including 906,420 additional shares granted to Alan Campbell pursuant to the anti-dilution provision in his employment agreement. Total stock-based compensation expense recognized in 2025 was $12,700,399.

Three Months Ended March 31, 2026

There were no issuances or repurchases of common stock during the three months ended March 31, 2026. As of March 31, 2026, 46,852,319 shares of common stock were outstanding (unchanged from December 31, 2025). During the three months ended March 31, 2026, the Company recognized $329,153 of stock-based compensation expense, with a corresponding increase to additional paid-in capital, related to the vesting of equity awards. See Note 11.

Note 5 — Note Receivable

On September 3, 2021, Balance Labs Inc. made a loan to Four Acquisition, Ltd., an unrelated party, in the principal amount of $22,000, which loan has an interest rate of 10% per annum and a maturity date of September 30, 2022. As of March 31, 2026, this receivable is fully reserved against. For the three months ended March 31, 2026, the Company recorded $0 of interest income in relation to this note.

On January 29, 2021, Balance Labs Inc. made a loan to Four Acquisitions Ltd., an unrelated party, in the principal amount of $119,000, which has an interest rate of 10% per annum and a maturity date of January 28, 2022. Additionally, in connection with the loan, the Company received a 20% interest in the recently acquired business and related assets of Four Acquisitions Ltd. Initially, this investment had a purchase price of $43,000, which was recorded as a discount from the note which would be amortized over the life of the note. The Company recorded an allowance of 100% against this receivable of $141,000 as of March 31, 2026.

Note 6 — Related Party Transactions

CEO Compensation

Alan Campbell serves as the Company’s Chief Executive Officer pursuant to an employment agreement entered into in August 2025. The agreement provides for an annual salary of $350,000 and an initial equity grant of 780,264 shares of common stock that vest over three years. The agreement also contains an anti-dilution provision (see Note 10 — Derivative Liability).

Office Space

The Company’s premises at 407 Lincoln Road, Suite 9F, Miami Beach, FL 33139 are provided by The Farkas Group, Inc., a related party, at no cost to the Company.

Related Party Notes and Advances

The following table summarizes related party notes and advances outstanding as of March 31, 2026:

Loan Source	Principal	Accrued Interest	Balance Sheet Classification
Michael Farkas — Note 10/14/2025 (18%)	$18,000	$1,491	Short-term advances — RP
The Farkas Group — Note 11/3/2025 (8%)	$250,000	$8,110	Notes payable — RP
The Farkas Group — Note 11/11/2025 (8%)	$250,000	$7,671	Notes payable — RP
Total	$518,000	$17,272

Related Party Interest Expense

The following related party notes recognized interest expense for the three months ended March 31, 2026 and 2025:

	Q1 2026	Q1 2025
Michael Farkas — Note 10/14/2025	$799	$—
The Farkas Group — Note 11/3/2025	4,932	—
The Farkas Group — Note 11/11/2025	4,932	—
Balance Group LLC (pre-conversion)	—	1,186
The Farkas Group (pre-conversion)	—	25,108
CEO Loans (pre-conversion)	—	10,291
Foundation (pre-conversion)	—	1,184
Convertible Note — Balance Group LLC (pre-conversion)	—	3,092
Convertible Note — CEO (pre-conversion)	—	1,574
Total related party interest expense	$10,663	$42,435

Note 7 — Convertible Notes and Notes Payable

Convertible Note Payable — Chase Mortgage

On December 23, 2015, the Company issued a convertible note payable to Chase Mortgage, Inc., not a related party, for $25,000, at an interest rate of 8%, due on December 23, 2018. The note also included 100,000 warrants at an exercise price of $1 per share, which expired on December 23, 2020. The note is convertible at the holder’s discretion into the Company’s common stock at a price of $0.50 per share. The note has matured and is in default, which triggered an increased interest rate of 18%. The accrued interest balance on this note as of March 31, 2026 is $7,996, plus an additional $45,123 of interest accrued at the 18% default rate. The note is recorded under convertible note payable in the liabilities section of the balance sheet at $25,000.

Prior Period Conversions

Substantially all other previously outstanding convertible notes and notes payable, including the $500,000 convertible debenture originally issued to Newell Trading Group (subsequently held by 16th Avenue Associates), the convertible note payable from Balance Group LLC, and the convertible note payable from the CEO, were converted into common stock of the Company on November 5, 2025 as part of the Company’s debt-to-equity conversion. See Note 4.

Notes Payable — Related Party

On November 3, 2025 and November 11, 2025, The Farkas Group, Inc., an entity controlled by the Company’s Chairman, Michael D. Farkas, made loans to the Company in the amount of $250,000 each (totaling $500,000), each bearing interest at 8% per annum and maturing on May 3, 2026 and May 11, 2026, respectively. As of March 31, 2026, accrued interest of $15,781 has been recorded on these notes.

Short-term Advances — Related Party

On October 14, 2025, Michael Farkas, the Company’s Chairman, advanced $18,000 to the Company at an interest rate of 18% per annum, maturing on October 14, 2026. As of March 31, 2026, accrued interest of $1,491 has been recorded on this advance.

Note 8 — Commitments and Contingencies

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

Note 9 — Other Income — Settlement of Accounts Payable

There was no gain on settlement of accounts payable recognized for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company settled an outstanding accounts payable balance with a law firm that provided legal services to the Company between 2017 and 2020. The settlement resulted in a reduction of the payable balance of $127,579, and the amount settled was recognized as other income on the Company’s statements of operations for the period.

Note 10 — Derivative Liability

In connection with the August 2025 employment agreement entered into with Alan Campbell, the Company’s Chief Executive Officer, the Company committed to issue additional shares of common stock pursuant to an anti-dilution provision in the event of certain dilutive issuances. This provision was determined to meet the definition of a derivative liability under ASC 815, Derivatives and Hedging, and is therefore measured at fair value, with changes in fair value recorded in earnings.

The fair value of the derivative liability is estimated using a Monte Carlo simulation model. Significant inputs to the model include the Company’s stock price, expected volatility, risk-free interest rate, and the probability of triggering events occurring within the contractual term of the anti-dilution provision.

The following table presents the rollforward of the derivative liability:

Amount
Balance, December 31, 2025	$1,944,806
Gain on remeasurement (three months ended March 31, 2026)	(706,056)
Balance, March 31, 2026	$1,238,750

The derivative liability is classified as a Level 3 fair value measurement due to the use of unobservable inputs. The Company recognized a gain of $706,056 on remeasurement of the derivative for the three months ended March 31, 2026, included in “Total other income (expense), net” on the Consolidated Statements of Operations.

Note 11 — Stock-Based Compensation

The Company recognized $329,153 of stock-based compensation expense for the three months ended March 31, 2026, related to the vesting of the 780,264-share equity award granted to Alan Campbell, the Company’s Chief Executive Officer, in August 2025. The award vests over three years on a graded schedule, and the Company recognizes compensation expense on a straight-line basis over the requisite service period based on the grant-date fair value of the award. Stock-based compensation expense is included within Salaries and wages on the Consolidated Statements of Operations.

The Company recognized $0 of stock-based compensation expense for the three months ended March 31, 2025.

As of March 31, 2026, the Company had unrecognized stock-based compensation expense related to unvested equity awards. This unrecognized expense is expected to be recognized over the remaining vesting period of approximately 2.4 years.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and has identified the following subsequent event requiring disclosure.

Maturity of Related-Party Promissory Notes

On November 3, 2025 and November 11, 2025, the Company issued two promissory notes to The Farkas Group, Inc., a related party, each in the principal amount of $250,000, bearing interest at 8% per annum (collectively, the “Notes”). The Notes are described further in Note 7 — Convertible Notes and Notes Payable.

The Notes matured on May 3, 2026 and May 11, 2026, respectively. As of the date these financial statements were available to be issued, the principal balance of $500,000, together with accrued and unpaid interest of approximately $20,700, remains outstanding and has not been repaid. Under the terms of the Notes, upon the Company’s failure to tender payment on the maturity date, the lender has the right, upon notice to the Company, to declare all outstanding principal and accrued interest immediately due and payable. As of the date these financial statements were available to be issued, the lender has not delivered a notice of acceleration or demand for payment.

Given the related-party nature of the Notes, the Company anticipates that it will either repay the Notes or negotiate an extension of the maturity dates with the lender; however, no agreement has been reached and the lender retains its contractual right to demand payment at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions, although not all forward-looking statements contain these identifying words. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to significant risks and uncertainties and we can give no assurances that our expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2026. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We were incorporated on June 5, 2014, under the laws of the State of Delaware. We are a digital asset advisory firm providing consulting services to institutions navigating the digital asset economy. Our advisory services include strategic guidance on digital asset adoption, treasury strategy, and related operational and market considerations, and are delivered through both retainer-based and project-based engagements. We also intend to establish a rules-based digital asset corporate treasury, subject to the availability of sufficient capital.

The Company is not a registered investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and does not engage primarily in the business of investing, reinvesting, or trading in securities. The Company is not managed like an active investment vehicle, is not an investment company registered under the 1940 Act and is not required to register under the 1940 Act.

Plan of Operations

Our plan is to leverage our advisory expertise to support institutional clients evaluating, deploying, or operationalizing digital asset strategies. We expect to expand our client base through professional referrals, conference participation, and direct outreach to institutional decision-makers. We intend to formalize relationships with subcontracted professionals and service providers to support our advisory engagements as our client base grows.

Our primary requirement for funding is for working capital in order to accommodate temporary negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Revenue.

During the three months ended March 31, 2026, we generated $32,667 of consulting revenue from advisory services, all of which was unbilled at quarter-end. We did not generate any revenue during the three months ended March 31, 2025.

Operating Expenses.

Total operating expenses for the three months ended March 31, 2026 were $520,754, an increase of $441,915 from $78,839 for the three months ended March 31, 2025. The increase was driven primarily by salaries and wages, which increased from $49,542 to $471,577. The Q1 2026 salaries and wages line includes $329,153 of non-cash stock-based compensation expense related to the vesting of the equity award granted to the Company’s Chief Executive Officer in August 2025, in addition to cash salaries, wages, and payroll taxes incurred during the quarter. Professional fees increased from $25,035 to $43,199 as the Company incurred additional accounting and legal costs in connection with its quarterly reporting obligations and equity-related matters. General and administrative expenses increased modestly from $4,262 to $5,978.

Other Income (Expense).

Total other income (expense), net was income of $665,890 for the three months ended March 31, 2026, compared to income of $72,433 for the three months ended March 31, 2025. The change was primarily driven by a non-cash gain of $706,056 on remeasurement of the derivative liability associated with the Chief Executive Officer’s anti-dilution provision, partially offset by an unrealized loss of $27,901 on our holdings of NextNRG Inc. common stock and interest expense of $12,265. The three months ended March 31, 2025 included a one-time non-recurring gain of $127,579 on settlement of accounts payable and interest expense of $56,740 (substantially higher than the current period due to the November 2025 conversion of legacy debt into equity).

Net Income (Loss).

As a result of the foregoing, we recognized net income of $177,803 for the three months ended March 31, 2026, compared to a net loss of $6,406 for the three months ended March 31, 2025. The current period net income was driven by the non-cash gain of $706,056 on remeasurement of the derivative liability, which more than offset the loss from operations of $488,087 (which itself includes $329,153 of non-cash stock-based compensation expense). Excluding the non-cash gain on derivative remeasurement and stock-based compensation expense, the Company’s underlying operating performance reflects ongoing operating cash needs.

Reported net income for the three months ended March 31, 2026 reflects the impact of significant non-cash items. The following table summarizes these non-cash items recorded during the period and their effect on reported net income:

Non-Cash Item	Amount
Stock-based compensation expense	$(329,153)
Gain on remeasurement of derivative liability	706,056
Unrealized loss on marketable securities	(27,901)
Total non-cash items, net effect on net income	$349,002

In the aggregate, the non-cash items above contributed $349,002 of net income during the three months ended March 31, 2026. Excluding these non-cash items, the Company’s cash-basis operating loss for the three months ended March 31, 2026 was approximately $171,199, which management believes is more representative of the Company’s underlying operating performance. Management believes the gain on remeasurement of the derivative liability reflects period-over-period changes in the estimated fair value of an anti-dilution obligation embedded in the Chief Executive Officer’s employment agreement and does not reflect the Company’s ongoing operational performance or cash requirements.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2026	December 31, 2025
Cash	$216,366	$358,975
Working capital deficiency	$(2,869,383)	$(3,376,339)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $142,609, compared to net cash used of $22,659 for the three months ended March 31, 2025. Although the Company reported net income of $177,803 for the current quarter, the result includes a $706,056 non-cash gain on remeasurement of the derivative liability and $329,153 of non-cash stock-based compensation expense. Adjusting for these and other non-cash items, and for changes in operating assets and liabilities (most notably an increase in accounts payable and accrued expenses), produced a net cash outflow consistent with the underlying operating cost structure.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities during the three months ended March 31, 2026 or March 31, 2025.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities during the three months ended March 31, 2026. During the three months ended March 31, 2025, financing activities provided $12,500 in proceeds from short-term advances from related parties.

Substantial Doubt Exists About Our Ability to Continue as a Going Concern

The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited condensed consolidated financial statements, the Company used $142,609 of cash in operating activities during the three months ended March 31, 2026, had $216,366 in cash as of March 31, 2026, had an accumulated deficit of $37,473,843 and a working capital deficit of $2,869,383 at March 31, 2026, and there is substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date the financial statements were available to be issued. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to the fair value of the derivative liability, accruals, stock-based compensation and income taxes. Actual results could materially differ from those estimates.

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

Derivative Liability

The Company accounts for the anti-dilution provision contained in the Chief Executive Officer’s August 2025 employment agreement as a derivative liability under ASC 815, Derivatives and Hedging. The derivative liability is initially recognized at fair value and is remeasured to fair value at each reporting date, with changes in fair value recorded in earnings. Fair value is estimated using a Monte Carlo simulation model. As of March 31, 2026, the derivative liability was $1,238,750.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

The Company’s assessment identified certain material weaknesses, (i) limited formalized controls over financial reporting, (ii) lack of audit committee and (iii) segregation of duties. Because of the Company’s limited resources, there are limited controls over information processing. The Company does not have an audit committee and therefore there is no independent review and independent oversight over the Company’s financial reporting.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter at the end of the fiscal year to determine whether improvement in segregation of duties is feasible. Accordingly, as the result of identifying these material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because the Company is a non-accelerated filer and a smaller reporting company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, for the year ended December 31, 2025, may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2026, the Company’s convertible note payable to Chase Mortgage, Inc., with a principal balance of $25,000, remained in default following its scheduled maturity date of December 23, 2018. The default triggered an increased interest rate of 18% on this note. As of March 31, 2026, accrued interest on this note totaled $7,996 at the original 8% rate, plus an additional $45,123 at the 18% default rate.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

Date: May 15, 2026	By:	/s/ Alan Campbell
Alan Campbell
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2026	By:	/s/ Alex Farkas
Alex Farkas
President and Chief Operating Officer

