Form 10-Q
period 2026-06-30
Balance Labs, Inc.
filed 2026-08-14
CIK 1632121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of August 14, 2026, there were 46,852,319 shares outstanding of the registrant’s common stock.

BALANCE LABS, INC.

FORM 10-Q

2

Explanatory Note:

The registrant has filed reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months; however, the registrant is not currently subject to such filing requirements and is making this report on a voluntary basis.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$117,465	$358,975
Marketable securities — related party	9,306	38,531
Total Current Assets	126,771	397,506

Total Assets	$126,771	$397,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$468,225	$359,380
Accounts payable — related party	926,659	926,659
Short-term advances — related party	18,000	18,000
Convertible note payable — in default	25,000	25,000
Notes payable — related party, in default	500,000	500,000
Derivative liability	962,301	1,944,806
Total Current Liabilities	2,900,185	3,773,845

Total Liabilities	2,900,185	3,773,845

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 46,852,319 and 46,852,319 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4,685	4,685
Additional paid-in capital	34,932,585	34,270,622
Accumulated deficit	(37,710,684)	(37,651,646)
Total Stockholders’ Deficit	(2,773,414)	(3,376,339)

Total Liabilities and Stockholders’ Deficit	$126,771	$397,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$7,333	$—	$40,000	$—

Costs and expenses
General and administrative expenses	5,168	5,845	11,146	10,107
Professional fees	38,887	26,681	82,086	51,716
Salaries and wages	463,835	46,733	935,412	96,275
Total operating expenses	507,890	79,259	1,028,644	158,098

Loss from operations	(500,557)	(79,259)	(988,644)	(158,098)

Other income (expense)
Unrealized loss on marketable securities	(1,324)	(10,363)	(29,225)	(8,769)
Gain (loss) on remeasurement of derivative liability	276,449	—	982,505	—
Gain on settlement of accounts payable	—	—	—	127,579
Interest expense	(11,409)	(56,520)	(23,674)	(113,260)
Total other income (expense), net	263,716	(66,883)	929,606	5,550

Net loss	$(236,841)	$(146,142)	$(59,038)	$(152,548)

Net loss per share — basic and diluted	(0.01)	(0.01)	(0.00)	(0.01)

Weighted average shares outstanding — basic and diluted	46,852,319	21,674,000	46,852,319	21,674,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

For the Six Months Ended June 30, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	46,852,319	$4,685	$34,270,622	$(37,651,646)	$(3,376,339)
Stock-based compensation	—	—	329,153	—	329,153
Net income	—	—	—	177,803	177,803
Balance, March 31, 2026	46,852,319	$4,685	$34,599,775	$(37,473,843)	$(2,869,383)
Stock-based compensation	—	—	332,810	—	332,810
Net loss	—	—	—	(236,841)	(236,841)
Balance, June 30, 2026	46,852,319	$4,685	$34,932,585	$(37,710,684)	$(2,773,414)

For the Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	21,674,000	$2,167	$810,048	$(5,883,321)	$(5,071,106)
Net loss	—	—	—	(6,406)	(6,406)
Balance, March 31, 2025	21,674,000	$2,167	$810,048	$(5,889,727)	$(5,077,512)
Net loss	—	—	—	(146,142)	(146,142)
Balance, June 30, 2025	21,674,000	$2,167	$810,048	$(6,035,869)	$(5,223,654)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Balance Labs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(59,038)	$(152,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on marketable securities	29,225	8,769
Gain on remeasurement of derivative liability	(982,505)	—
Gain on settlement of accounts payable	—	(127,579)
Stock-based compensation	661,963	—
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	108,845	213,784
Accounts payable — related party	—	—
Net cash used in operating activities	(241,510)	(57,574)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from short-term advances — related parties	—	48,000
Net cash provided by financing activities	—	48,000

Net change in cash	(241,510)	(9,574)
Cash at beginning of period	358,975	13,199
Cash at end of period	$117,465	$3,625

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BALANCE LABS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial position of Balance Labs as of June 30, 2026, the unaudited consolidated results of its operations for the three and six months then ended, and its cash flows for the six months then ended. The unaudited consolidated results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the operating results for the full year. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and related disclosures of the Company for the year ended December 31, 2025, which were filed with the Securities and Exchange Commission on April 10, 2026.

Note 2 — Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company used $241,510 of cash in operating activities during the six months ended June 30, 2026, and had $117,465 in cash as of June 30, 2026. The Company incurred a net loss of $236,841 for the three months ended June 30, 2026 and a net loss of $59,038 for the six months ended June 30, 2026, and a loss from operations of $988,644 for the six months ended June 30, 2026. Additionally, at June 30, 2026, the Company had an accumulated deficit of $37,710,684 and a working capital deficit of $2,773,414.

The Company’s results for the six months ended June 30, 2026 include significant non-cash items, comprising a net gain of $982,505 on remeasurement of the derivative liability and $661,963 of stock-based compensation expense. The reported net loss of $59,038 for the six months is therefore substantially smaller than the loss from operations of $988,644 and is not indicative of the Company’s operating performance or its cash requirements. In addition, the Company’s two promissory notes payable to The Farkas Group, Inc., a related party, in the aggregate principal amount of $500,000, reached their stated maturities on May 3, 2026 and May 11, 2026 and were not repaid at maturity, as such they are in default. The principal, together with accrued interest, remains outstanding as of June 30, 2026, and the lender retains the contractual right to demand payment. See Note 6.

There is substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements were available to be issued. Without additional sources of debt or equity capital, the Company would potentially need to cease operations. Management plans to seek to raise additional capital within the next twelve months which, if obtained, management believes would support the Company’s operations for the next year. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. In addition, the Company expects to begin a marketing campaign to market and sell its services. There can be no assurance that such a plan will be successful.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At June 30, 2026 and December 31, 2025, the Company had $117,465 and $358,975, respectively, in cash and cash equivalents.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to the fair value of the derivative liability, stock-based compensation, depreciable lives of fixed assets, and deferred tax assets. Actual results could materially differ from those estimates.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounting Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at June 30, 2026 and December 31, 2025, respectively. The unbilled receivable of $32,667 recognized at March 31, 2026 was invoiced during the three months ended June 30, 2026 and collected in full. There was no unbilled receivable and no accounts receivable outstanding at June 30, 2026.

Revenue Recognition

The Company accounts for its revenues under FASB ASC 606, which requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all of the following five criteria are met: (1) Identify the Contract with a Customer; (2) Identify the Performance Obligations in the Contract; (3) Determine the Transaction Price; (4) Allocate the Transaction Price to the Performance Obligations in the Contract; and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. The Company recognizes consulting income when the services are performed and performance obligations are satisfied over time or at a point in time.

During the three and six months ended June 30, 2026, the Company recognized $7,333 and $40,000, respectively, of consulting revenue from advisory services provided to an institutional client under a fixed-fee engagement letter pursuant to which the Company furnished strategic guidance on the client’s digital asset adoption, treasury strategy, and related operational and market considerations. The Company identified the engagement as a single performance obligation comprising a series of distinct advisory services that the client simultaneously received and consumed as the Company performed, and revenue was recognized over time on a straight-line basis over the contractual service period. The engagement concluded during the three months ended June 30, 2026, was invoiced in full in April 2026, and was collected in May 2026. The Company did not generate revenue during the three or six months ended June 30, 2025.

For the three and six months ended June 30, 2026, one customer accounted for 100% of the Company’s revenue. The Company had no other customers or revenue arrangements during the periods presented.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company adopted the provisions of ASC Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of June 30, 2026. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2022, 2023, 2024, and 2025 tax returns remain open for audit for Federal and State taxing authorities. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Marketable Securities

The Company accounts for marketable equity securities under ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Under this guidance, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value, with changes in fair value recognized in net income. NextNRG Inc. is a related party because Michael Farkas, the Company’s Chairman, beneficially owns approximately 48% of its outstanding common stock. The Company accounts for its investment in NextNRG Inc. (formerly known as EZFill Holdings, Inc.) as an equity security measured at fair value. Accordingly, unrealized gains and losses on this investment for the three and six months ended June 30, 2026 and 2025 have been recognized in Other Income (Expense). At June 30, 2026, the Company owned 26,573 shares of NextNRG Inc. with a fair value of $9,306 (approximately $0.35 per share), reported on the balance sheet as Marketable securities — related party. The Company recognized unrealized losses of $1,324 and $29,225 on this investment during the three and six months ended June 30, 2026, respectively.

Investments — Related Parties

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20–50% equity and is non-controlling, the investments are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into its consolidated financial statements herein. The Company holds one investment as of June 30, 2026 and one investment as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of June 30, 2026 and December 31, 2025, the carrying value of marketable securities was $9,306 and $38,531, respectively. The securities are included in Marketable securities — related party on the consolidated balance sheets and consist of common shares held in one (1) investment which is listed on the Nasdaq Capital Market under the symbol NXXT.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Balance Labs LLC. All intercompany balances and transactions have been eliminated in consolidation.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding plus dilutive common share equivalents during the period. Because the Company reported a net loss for the three and six months ended June 30, 2026, all potentially dilutive securities were anti-dilutive and were excluded from the computation of diluted loss per share, including 157,496 shares issuable under the Chase Mortgage convertible note and all unvested equity awards subject to service-based vesting. For the three and six months ended June 30, 2025, potentially dilutive securities consisted of 4,334,470 shares from convertible notes payable, which were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. Diluted loss per share equals basic loss per share for all periods presented.

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

Derivative Liability

The Company accounts for the anti-dilution provision contained in the Chief Executive Officer’s August 2025 employment agreement as a derivative liability under ASC 815, Derivatives and Hedging. The derivative liability is initially recognized at fair value and is remeasured to fair value at each reporting date, with changes in fair value recorded in earnings as a gain or loss on remeasurement of derivative liability. Fair value is estimated using a Monte Carlo simulation model. As of June 30, 2026 and December 31, 2025, the derivative liability was $962,301 and $1,944,806, respectively, resulting in a gain on remeasurement of $276,449 for the three months ended June 30, 2026 and a net gain on remeasurement of $982,505 for the six months ended June 30, 2026. See Note 9.

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

The following table presents the assets and liabilities of the Company measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2026:

	Total	Level 1	Level 2	Level 3
Fair value — equity securities	$9,306	$9,306	$—	$—
Total assets measured at fair value	$9,306	$9,306	$—	$—

Derivative liability	$962,301	$—	$—	$962,301
Total liabilities measured at fair value	$962,301	$—	$—	$962,301

The following table presents the assets and liabilities of the Company measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2025:

	Total	Level 1	Level 2	Level 3
Fair value — equity securities	$38,531	$38,531	$—	$—
Total assets measured at fair value	$38,531	$38,531	$—	$—

Derivative liability	$1,944,806	$—	$—	$1,944,806
Total liabilities measured at fair value	$1,944,806	$—	$—	$1,944,806

Property and Equipment

Property and equipment as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Computer equipment and software	$5,358	$5,358
Furniture	802	802
Total	6,160	6,160
Less: accumulated depreciation	(6,160)	(6,160)
Property and equipment, net	$—	$—

Depreciation expense for the three and six months ended June 30, 2026 and 2025 totaled $0. The fixed assets are fully depreciated.

Business Segments

The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker, evaluates the Company’s financial performance and allocates resources based on a consolidated view of the business. Consequently, the Company operates as a single reportable segment under ASC 280, Segment Reporting. The Chief Operating Decision Maker classifies this segment as Consulting. The Company’s operations are managed centrally, and financial performance is assessed using revenue, operating loss and the significant expense categories presented on the face of the Consolidated Statements of Operations, being salaries and wages, professional fees and general and administrative expenses. There was no intersegment activity and the Company had no long-lived assets during the periods presented.

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

Note 4 — Stockholders’ Deficit

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001, and 50,000,000 shares of preferred stock, with a par value of $0.0001. As of June 30, 2026, the Company had 46,852,319 shares of common stock outstanding and 0 shares of preferred stock outstanding. There were no outstanding warrants as of June 30, 2026.

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

Six Months Ended June 30, 2026

There were no issuances or repurchases of common stock during the three or six months ended June 30, 2026. As of June 30, 2026, 46,852,319 shares of common stock were outstanding, unchanged from December 31, 2025. During the three and six months ended June 30, 2026, the Company recognized $332,810 and $661,963, respectively, of stock-based compensation expense, with a corresponding increase to additional paid-in capital, related to the vesting of equity awards. See Note 10.

Note 5 — Related Party Transactions

CEO Compensation

Alan Campbell serves as the Company’s Chief Executive Officer pursuant to an employment agreement entered into in August 2025. The agreement provides for an annual salary of $350,000 and an initial equity grant of 780,264 shares of common stock that vest over three years. The agreement also contains an anti-dilution provision (see Note 9 — Derivative Liability).

Office Space

The Company’s premises at 407 Lincoln Road, Suite 9F, Miami Beach, FL 33139 are provided by The Farkas Group, Inc., a related party, at no cost to the Company.

Accounts Payable — Related Party

Accounts payable — related party was $926,659 as of June 30, 2026 and December 31, 2025. During the six months ended June 30, 2026 there were no changes.

Related Party Notes and Advances

The following table summarizes related party notes and advances outstanding as of June 30, 2026:

Loan Source	Principal	Accrued Interest	Balance Sheet Classification
Michael Farkas — Note 10/14/2025 (18%)	$18,000	$2,299	Short-term advances — RP
The Farkas Group — Note 11/3/2025 (8%) – in default	250,000	13,096	Notes payable — RP
The Farkas Group — Note 11/11/2025 (8%) – in default	250,000	12,657	Notes payable — RP
Total	$518,000	$28,052

Related Party Interest Expense

The following related party notes recognized interest expense for the periods presented:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Michael Farkas — Note 10/14/2025	$808	$—	$1,607	$—
The Farkas Group — Note 11/3/2025	4,986	—	9,918	—
The Farkas Group — Note 11/11/2025	4,986	—	9,918	—
Related party notes converted November 2025	—	45,385	—	87,820
Total related party interest expense	$10,780	$45,385	$21,443	$87,820

Note 6 — Convertible Notes and Notes Payable

Convertible Note Payable — Chase Mortgage

On December 23, 2015, the Company issued a convertible note payable to Chase Mortgage, Inc., not a related party, for $25,000, at an interest rate of 8%, due on March 23, 2016. The note also included 100,000 warrants at an exercise price of $1 per share, which expired on December 23, 2020. The note is convertible at the holder’s discretion into the Company’s common stock at a price of $0.50 per share. The note has matured and is in default, which triggered an increased interest rate of 18%. The accrued interest balance on this note as of June 30, 2026 is $7,503 at the original 8% rate, plus an additional $46,245 of interest accrued at the 18% default rate. The note is recorded under convertible note payable in the liabilities section of the balance sheet at $25,000 and is in default.

Notes Payable — Related Party

On November 3, 2025 and November 11, 2025, The Farkas Group, Inc., an entity controlled by the Company’s Chairman, Michael D. Farkas, made loans to the Company in the amount of $250,000 each (totaling $500,000), each bearing interest at 8% per annum and maturing on May 3, 2026 and May 11, 2026, respectively. Both notes reached their stated maturity during the three months ended June 30, 2026 and were not repaid at maturity. As of June 30, 2026, the principal balance of $500,000, together with accrued interest of $25,753, remains outstanding.

Under the terms of the notes, upon the Company’s failure to tender payment on the maturity date, the lender has the right, upon notice to the Company, to declare all outstanding principal and accrued interest immediately due and payable. As of the date these financial statements were available to be issued, the lender has not delivered a notice of acceleration or a demand for payment. Given the related-party nature of the notes, the Company anticipates that it will either repay the notes or negotiate an extension of the maturity dates with the lender; however, no agreement has been reached and the lender retains its contractual right to demand payment at any time.

Short-term Advances — Related Party

On October 14, 2025, Michael Farkas, the Company’s Chairman, advanced $18,000 to the Company at an interest rate of 18% per annum, maturing on October 14, 2026. As of June 30, 2026, accrued interest of $2,299 has been recorded on this advance. This advance has not yet reached maturity.

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

Note 7 — Commitments and Contingencies

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

Note 8 — Other Income — Settlement of Accounts Payable

There was no gain on settlement of accounts payable recognized for the three or six months ended June 30, 2026, or for the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company settled an outstanding accounts payable balance with a law firm that provided legal services to the Company between 2017 and 2020. The settlement resulted in a reduction of the payable balance of $127,579, and the amount settled was recognized as other income on the Company’s statements of operations for that period. That settlement occurred during the three months ended March 31, 2025.

Note 9 — Derivative Liability

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

The fair value of the derivative liability is estimated using a Monte Carlo simulation model. The anti-dilution feature entitles Mr. Campbell to maintain a fixed ownership percentage of the Company’s common stock until the Company has raised an aggregate of $1 billion in total capital. Significant inputs to the model include the Company’s stock price, expected volatility, the risk-free interest rate, and the probability and expected timing of future financing events that would trigger the anti-dilution provision within its contractual term.

The following table presents the rollforward of the derivative liability:

Amount
Balance, December 31, 2025	$1,944,806
Gain on remeasurement (three months ended March 31, 2026)	(706,056)
Balance, March 31, 2026	1,238,750
Gain on remeasurement (three months ended June 30, 2026)	(276,449)
Balance, June 30, 2026	$962,301

The derivative liability is classified as a Level 3 fair value measurement due to the use of unobservable inputs. The Company recognized a gain of $276,449 on remeasurement of the derivative for the three months ended June 30, 2026 and a net gain of $982,505 for the six months ended June 30, 2026, in each case included in “Total other income (expense), net” on the Consolidated Statements of Operations.

Note 10 — Stock-Based Compensation

The Company recognized $332,810 and $661,963 of stock-based compensation expense for the three and six months ended June 30, 2026, respectively, related to the 780,264-share equity award granted to Alan Campbell, the Company’s Chief Executive Officer, in August 2025. The award has a grant-date fair value of $2.80 per share, or $2,184,739 in aggregate, and vests in three equal annual instalments over three years. The Company recognizes compensation expense under the graded vesting method, with each instalment expensed on a straight-line basis over its own requisite service period. Stock-based compensation expense is included within Salaries and wages on the Consolidated Statements of Operations.

The Company recognized $0 of stock-based compensation expense for the three and six months ended June 30, 2025.

As of June 30, 2026, cumulative stock-based compensation expense of $1,141,063 had been recognized on this award and unrecognized compensation cost was $1,043,676. That cost is expected to be recognized over the remaining vesting period of approximately 2.1 years. Because the award is expensed under the graded vesting method, recognition is weighted toward the earlier periods of the vesting term.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued.

On July 16, 2026, the Company entered into a Consultancy Agreement with Challenger Deep SAS (“Kaiko”), a société par actions simplifiée organized under the laws of France, which is not a related party of the Company. Under the agreement and the related statement of work, the Company provides strategic advisory and business development services in support of Kaiko’s commercial and strategic positioning. Fees are $20,000 per month, exclusive of applicable taxes, invoiced monthly in arrears. The agreement has an initial term of two months from the effective date and may be terminated by either party for convenience upon not less than thirty days’ prior written notice. The agreement is governed by the laws of England and Wales.

The agreement was entered into after June 30, 2026 and is a non-recognized subsequent event. Accordingly, no revenue, receivable or other amount related to this engagement is reflected in the accompanying unaudited condensed consolidated financial statements. Revenue will be recognized as the related services are performed in accordance with ASC 606 beginning in the three months ending September 30, 2026.

Other than as described above, the Company has determined that there are no subsequent events requiring disclosure.

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

Our primary requirement for funding is for working capital in order to accommodate negative cash flows from operations (see “Liquidity and Capital Resources”).

Results of Operations

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

Revenue.

During the three months ended June 30, 2026, we generated $7,333 of consulting revenue from advisory services, compared with no revenue during the three months ended June 30, 2025. The advisory engagement that generated this revenue concluded during the quarter and was invoiced and collected in full.

Operating Expenses.

Total operating expenses for the three months ended June 30, 2026 were $507,890, an increase of $428,631 from $79,259 for the three months ended June 30, 2025. The increase was driven primarily by salaries and wages, which increased from $46,733 to $463,835. The 2026 salaries and wages line includes $332,810 of non-cash stock-based compensation expense related to the vesting of the equity award granted to the Company’s Chief Executive Officer in August 2025, together with cash salaries, wages, and payroll taxes incurred during the quarter under the employment arrangements entered into in the second half of 2025. Professional fees increased from $26,681 to $38,887 as the Company incurred additional accounting, legal, transfer agent and market-related costs in connection with its reporting obligations. General and administrative expenses decreased slightly from $5,845 to $5,168.

Other Income (Expense).

Total other income (expense), net was income of $263,716 for the three months ended June 30, 2026, compared to an expense of $66,883 for the three months ended June 30, 2025. The change was driven primarily by a non-cash gain of $276,449 on remeasurement of the derivative liability associated with the Chief Executive Officer’s anti-dilution provision. Interest expense decreased from $56,520 to $11,409 following the November 2025 conversion of legacy debt into equity, and the unrealized loss on our holdings of NextNRG Inc. common stock decreased from $10,363 to $1,324.

Net Loss.

As a result of the foregoing, we recognized a net loss of $236,841 for the three months ended June 30, 2026, compared to a net loss of $146,142 for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

Revenue.

During the six months ended June 30, 2026, we generated $40,000 of consulting revenue from advisory services. We did not generate any revenue during the six months ended June 30, 2025.

Operating Expenses.

Total operating expenses for the six months ended June 30, 2026 were $1,028,644, an increase of $870,546 from $158,098 for the six months ended June 30, 2025. Salaries and wages increased from $96,275 to $935,412, of which $661,963 represents non-cash stock-based compensation expense. Professional fees increased from $51,716 to $82,086, and general and administrative expenses increased from $10,107 to $11,146.

Other Income (Expense).

Total other income (expense), net was income of $929,606 for the six months ended June 30, 2026, compared to income of $5,550 for the six months ended June 30, 2025. The 2026 amount was driven primarily by a net non-cash gain of $982,505 on remeasurement of the derivative liability, partially offset by an unrealized loss of $29,225 on our holdings of NextNRG Inc. common stock and interest expense of $23,674. The 2025 amount included a one-time non-recurring gain of $127,579 on settlement of accounts payable and interest expense of $113,260.

Net Loss.

As a result of the foregoing, we recognized a net loss of $59,038 for the six months ended June 30, 2026, compared to a net loss of $152,548 for the six months ended June 30, 2025. The reduction in the reported loss is attributable to the non-cash gain on remeasurement of the derivative liability and does not reflect an improvement in operating results; the loss from operations increased from $158,098 to $988,644.

Reported results for the three and six months ended June 30, 2026 reflect the impact of significant non-cash items. The following table summarizes these non-cash items and their effect on the reported net loss:

Non-Cash Item	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Stock-based compensation expense	$(332,810)	$(661,963)
Gain (loss) on remeasurement of derivative liability	276,449	982,505
Unrealized loss on marketable securities	(1,324)	(29,225)
Total non-cash items, net effect on net loss	$(57,685)	$291,317

Management believes the remeasurement of the derivative liability reflects period-over-period changes in the estimated fair value of an anti-dilution obligation embedded in the Chief Executive Officer’s employment agreement and does not reflect the Company’s ongoing operational performance or cash requirements. The derivative liability is settled by the issuance of additional shares of common stock and is not an obligation that will be settled in cash; its settlement would, however, dilute existing holders.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2026	December 31, 2025
Cash	$117,465	$358,975
Working capital deficiency	$(2,773,414)	$(3,376,339)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $241,510, compared to net cash used of $57,574 for the six months ended June 30, 2025. The 2026 net loss of $59,038 is stated after a $982,505 non-cash net gain on remeasurement of the derivative liability and $661,963 of non-cash stock-based compensation expense. Adjusting for these and other non-cash items, and for changes in operating assets and liabilities, produced a net cash outflow consistent with the underlying operating cost structure, which is materially higher than in the comparable 2025 period as a result of the executive employment arrangements entered into in the second half of 2025.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities during the six months ended June 30, 2026 or June 30, 2025.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities during the six months ended June 30, 2026. During the six months ended June 30, 2025, financing activities provided $48,000 in proceeds from short-term advances from related parties.

Maturity of Related-Party Promissory Notes

Our two promissory notes payable to The Farkas Group, Inc., a related party, in the aggregate principal amount of $500,000, reached their stated maturities on May 3, 2026 and May 11, 2026 and were not repaid at maturity. The principal, together with accrued interest of $25,753, remains outstanding as of June 30, 2026. The lender has not delivered a notice of acceleration or a demand for payment as of the date of this report. We anticipate that we will either repay the notes or negotiate an extension of the maturity dates with the lender; however, no agreement has been reached and the lender retains its contractual right to demand payment at any time. Any demand for payment would have a material adverse effect on our liquidity. See Note 6.

Substantial Doubt Exists About Our Ability to Continue as a Going Concern

The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited condensed consolidated financial statements, the Company used $241,510 of cash in operating activities during the six months ended June 30, 2026, had $117,465 in cash as of June 30, 2026, had an accumulated deficit of $37,710,684 and a working capital deficit of $2,773,414 at June 30, 2026, and there is substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date the financial statements were available to be issued. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company intends to seek additional capital within such period. The Company has no committed financing arrangement in place, and no assurance can be given that financing will be available or, if available, that it will be on terms acceptable to the Company. If the Company is unable to meet its internal revenue forecasts or obtain additional financing on a timely basis, it may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately it could be forced to discontinue the Company’s operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, including the use of estimates, revenue recognition, the derivative liability, stock-based compensation, and the fair value of financial instruments, are described in Note 3 to the unaudited condensed consolidated financial statements and in our Annual Report on Form 10-K for the year ended December 31, 2025. The preparation of the financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Remediation activities undertaken to date include the engagement of external financial reporting support, the implementation of a formula-driven reporting workbook containing independent tie-out checks between the financial statements and the underlying accounting records, and the adoption of a documented review protocol under which the financial statements and supporting schedules are reviewed by the Chief Executive Officer and the Chief Financial Officer prior to filing. Management is also evaluating the appointment of independent directors and the formation of an audit committee, which would address the absence of independent oversight described above. Remediation of the segregation of duties weakness requires additional accounting personnel and remains dependent on the availability of funding.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Other than as described below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our failure to repay matured promissory notes payable to a related party could adversely affect our liquidity and operations.

Two of our promissory notes payable to a related party, in the aggregate principal amount of $500,000, have matured and remain unpaid, and the holder may demand payment at any time. Our two promissory notes payable to The Farkas Group, Inc., an entity controlled by our Chairman, in the aggregate principal amount of $500,000, reached their stated maturities on May 3, 2026 and May 11, 2026 and were not repaid. As of June 30, 2026 the principal, together with accrued interest of $25,753, remains outstanding. Under the terms of the notes, upon our failure to tender payment on the maturity date the lender has the right, upon notice to us, to declare all outstanding principal and accrued interest immediately due and payable. As of the date of this report the lender has not delivered a notice of acceleration or a demand for payment, and given the related-party nature of the notes we anticipate that we will either repay them or negotiate an extension of the maturity dates. No agreement has been reached, however, and the lender retains its contractual right to demand payment at any time. We had $117,465 of cash at June 30, 2026 and no committed financing arrangement. If the lender were to demand payment we would not be able to satisfy the obligation from existing cash resources, which would have a material adverse effect on our liquidity, could require us to delay vendor payments or curtail operations, and could result in the exercise of remedies against us.

Our Chief Executive Officer’s anti-dilution right may result in substantial dilution to existing stockholders and volatility in our reported results.

Pursuant to his August 2025 employment agreement, our Chief Executive Officer, Alan Campbell, is entitled to receive additional shares of common stock to maintain a fixed ownership percentage until we have raised an aggregate of $1 billion in total capital. Any future equity issuance — whether for financing, debt conversion, acquisition, or compensation — will trigger additional issuances to Mr. Campbell, compounding the dilution to other stockholders. Because the $1 billion threshold has not been reached, the provision is expected to remain operative for the foreseeable future and may be triggered multiple times as we seek the additional capital necessary to continue operations. We account for this provision as a derivative liability under ASC 815, measured at fair value using a Monte Carlo simulation model. At June 30, 2026, the derivative liability was $962,301. Remeasurement of this liability resulted in a net gain of $982,505 for the six months ended June 30, 2026, which substantially offset our $988,644 loss from operations but does not reflect operational improvement. Future remeasurement may produce material non-cash gains or losses that cause significant volatility in our reported results. The liability is settled exclusively through share issuances, not cash, but its settlement will dilute existing stockholders.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

On December 23, 2015, the Company issued a secured convertible promissory note in the amount of $25,000. The note carries a rate of 8% and was due on March 23, 2016. It is secured by all the assets of the Company. The note further contains a provision that the lender may convert any part of the note, including accrued interest that is unpaid, into the Company’s common stock at an exercise price of $0.50 per share. The note also contains a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share until December 23, 2020. As of March 23, 2016, the note is in default and the interest rate has been increased to 18%. The accrued interest balance was $53,748 as of June 30, 2026.

In addition, the Company’s two promissory notes payable to The Farkas Group, Inc., a related party, each in the principal amount of $250,000, reached their stated maturities on May 3, 2026 and May 11, 2026, respectively, and were not repaid at maturity. As of June 30, 2026, the aggregate principal balance of $500,000, together with accrued interest of $25,753, remains outstanding. Under the terms of the notes, upon the Company’s failure to tender payment on the maturity date, the lender has the right, upon notice to the Company, to declare all outstanding principal and accrued interest immediately due and payable. As of the date of this report, the lender has not delivered a notice of acceleration or a demand for payment.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCE LABS, INC.

Date: August 14, 2026	By:	/s/ Alan Campbell
Alan Campbell
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2026	By:	/s/ Alex Farkas
Alex Farkas
President and Chief Operating Officer

